Form 10-Q
period 1996-06-30
ASPEN BANCSHARES INC
filed 1996-08-06
CIK 868453

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT   OF 1934

For the quarterly period ended June 30, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT   OF 1934

For the transition period from                           to



Commission File Number:  0-19376

                             Aspen Bancshares, Inc.
           (Exact name of registrant as specified in its charter)

    Colorado                                             84-1068527
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                    Identification Number)


     534 East Hyman Avenue, P. O. Box 3677,  Aspen, Colorado       81612
  (Address of principal executive offices)                      (Zip Code)

                               (970) 925-6700
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             (X) Yes  ( ) No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             ( ) Yes  ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 15, 1996: 3,717,714

                               ASPEN BANCSHARES, INC.

                                       PART I

 FINANCIAL INFORMATION

 Item 1.  Financial Statements

 The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, of a normal recurring nature necessary to a fair statement of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements included in Aspen Bancshares' Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by this reference. In addition, Aspen Bancshares, Inc. ("the Company") acquired Val Cor Bancorporation, Inc. ("Val Cor") on June 18, 1996. The acquisition was accounted for using the purchase method. The results of Val Cor have only been included in the financial statements since that time. Therefore, June 30, 1996 results of operations do not reflect combined results.

                      ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)
                                 (in thousands)

                                                  June 30,     December 31,
                                               1996      1995      1995
                                              ------    ------    ------
      ASSETS
      Cash and Due From Banks                $ 13,678  $ 11,364  $ 10,029
      Interest Bearing Deposits in Banks        1,560       340     1,115
      Securities:
       Held to Maturity-Market
         Value at 6/30/95: $21,031                  -    21,352         -
       Available for Sale                      72,885    38,012    42,183
      Federal Funds Sold and Securities
       Purchased Under Resale Agreements        3,890         -    20,740


      Loans Held for Resale                     5,189       834     9,550
      Loans                                   327,623   255,449   254,992
      Loan Loss Reserve                       (3,224)    (2,190)   (2,197)
                                              -------   -------   -------
      Loans, Net                              324,399   253,259   252,795
      Property, Equipment,
       and Leasehold Improvements               9,524     9,184     7,761
      Accrued Interest Receivable               3,430     2,192     2,145
      Other Assets                              7,566     3,296     2,805
                                             --------  --------  --------
      Total Assets                           $442,121  $339,833  $349,123
                                             ========  ========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Deposits:
       Demand Noninterest Bearing            $ 50,025  $ 24,619  $ 29,634
       Demand Interest Bearing                135,523   112,865   108,987
       Savings and Time Deposits
         Less Than $100,000                   139,160    94,812   108,907
       Time Deposits $100,000 and Over         52,402    35,432    52,489
                                              -------   -------  --------
      Total Deposits                          377,110   267,728   300,017
                                              -------   -------  --------
      Federal Funds Purchased                     900    26,660         -
      Other Borrowings                         31,670    16,675    16,285
      Other Liabilities                         2,778     3,784     5,523
                                              -------   -------  --------
      Total Liabilities                       412,458   314,847   321,825
                                              -------   -------  --------
      Shareholders' Equity:
       Preferred Stock                              -     6,150     6,150
       Common Stock                                38        24        30
       Additional Paid in Capital              11,631     4,774     4,879
       Retained Earnings                       19,119    15,031    16,994
       Net Unrealized Loss on Sec-
         urities Available for Sale           (1,125)      (993)     (755)
                                              -------    -------  -------
     Total Shareholders' Equity                29,663    24,986    27,298
                                              -------    -------  -------
     Total Liabilities and                   $442,121  $339,833  $349,123
      Shareholders' Equity                   ========  ========  ========

                    ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                           Three Months      Six Months
                                              Ended            Ended
                                             June 30,         June 30,
                                           1996    1995     1996    1995
                                         -------  ------  -------  -------
Interest Income:
  Loans Receivable                         $7,080 $5,977  $13,501  $11,806
  Investment Securities                       733    922    1,312    1,905
  Deposits in Banks                            14     22       28       18
  Federal Funds Sold                          144      2      451       30
                                            ----- ------   ------   ------
    Total Interest Income                   7,971  6,923   15,292   13,759
                                            -----  -----   ------   ------
Interest Expense:
  Deposits                                  3,198  2,473    6,334    4,731
  Other                                       311    552      557    1,136
                                            -----  -----    -----    -----
    Total Interest Expense                  3,509  3,025    6,891    5,867
                                            -----  -----    -----    -----
Net Interest Income Before Provision
 for Loan Losses                            4,462  3,898    8,401    7,892
Provision for Loan Losses                     103      9      112       18
                                            -----  -----    -----   ------
Net Interest Income After Provision
 for Loan Losses                            4,359  3,889    8,289    7,874
                                            -----  -----    -----    ----
Non-interest Income:
  Service Charges                             211    171      399      361
  Other Fees and Charges                       65    178      466      369
  Gain on Sale of Investments                  13     42       18       50
  Gain on Sale of Loans                       243     27      374       72
                                            -----  -----    -----    -----
    Total Other Income                        532    418    1,257      852
Non-interest Expense:
  Salaries and Benefits                     1,411  1,314    2,737    2,695
  Occupancy                                   384    363      780      720
  Other Expense                             1,036    880    1,990    1,804
  Loss on Sale of Investments                   -     27        -       32
  Loss on Sale of Loans                         3      1        7        6
                                            -----  -----    -----    -----
    Total Other Expense                     2,834  2,585    5,514    5,257
                                            -----  -----    -----    -----
    Income from Operations                  2,057  1,722    4,032    3,469
                                            -----  -----    -----    -----
Provision for Income Tax                      753    600    1,458    1,236
                                            -----  -----    -----    -----
    Net Income                             $1,304 $1,122   $2,574   $2,233
                                           ====== ======   ======   ======
    Net Income Available to Common Stock   $1,304 $1,014   $2,466   $2,017
                                           ====== ======   ======   ======
Net Income per Share                       $ 0.36 $ 0.33   $ 0.73   $ 0.66
Net Income per Share-Fully Diluted         $ 0.34 $ 0.30   $ 0.67   $ 0.60
Book Value per Share                       $ 7.98 $ 6.10   $ 7.98   $ 6.10
Average Number of Shares Outstanding-
  Primary                                   3,602  3,086    3,343    3,069
Average Number of Shares Outstanding-
  Fully Diluted                             3,828  3,729    3,824    3,711

                        ASPEN BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (unaudited)
                         (in thousands, except number of shares)

                                                                          Net Unreal-
                                                                           ized Loss
                                                     Additional          on Securities
                       Preferred Stock  Common Stock   Paid-in   Retained   Available
                        Shares  Amount  Shares Amount  Capital   Earnings   for Sale    Total
                       ------- ------  ------- ------  -------   --------   -------    -------
Balance at
 December 31, 1996      246,000 $6,150  2,979,72  $30   $4,879    $16,994     $(755)   $27,298
Net Income                    -      -         -    -        -      2,574         -      2,574
Dividends                     -      -         -    -        -       (449)        -       (449)
Exercise of Options           -      -     1,562    -       10          -         -         10
Conversion ofPreferred (246,000)(6,150)  642,674    7    6,143          -         -          -
Conversion of Warrants        -      -    93,750    1      599          -         -        600
Net Gain (Loss)               -      -         -    -        -          -      (370)      (370)
                       -------- ------  --------  ---   ------    -------     ------   -------
Balance at
 June 30, 1996                - $    - 3,717,714  $38  $11,631    $19,119    $(1,125)  $29,663
                       ======== ====== =========  ===  =======    =======    ======== ========

                        ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                                    (in thousands)
                                                       Six Months
                                                      Ended June 30,
                                                      1996     1995
                                                     ------   ------
Operating Activities:
  Net Income                                        $ 2,574  $ 2,233
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Provision for Loan Losses                           112       18
    Depreciation and Amortization                       382      457
    Net Gain on Sale of Investments and Loans          (392)     (74)
    Sales of Loans Originated for Resale             14,342    3,941
    Loans Originated for Resale                      (9,607)  (4,209)
   (Increase) Decrease in Other Assets               (4,761)    (841)
   (Increase) Decrease in Interest Receivable        (1,285)      71
    Increase (Decrease) in Other Liabilities         (3,453)  (1,586)
    Increase (Decrease) in Interest Payable             708      100
                                                    -------  -------
Net Cash Provided (Used) by Operating Activities     (1,380)     110
                                                    -------  -------
Investing Activities:
    Federal Funds Sold, Net (Increase) Decrease      16,850        -
    Net (Increase) Decrease in Interest Bearing
     Deposits in Other Banks                           (445)   1,877
    Proceeds From Maturities and Sales
     of Held to Maturity Investments                      -    3,238
    Purchases of Held to Maturity Securities              -      (75)
    Proceeds From the Sales of Available
     for Sale Investments                               410    3,900
    Proceeds From Maturities of Available
     for Sale Investments                             7,004      471
    Purchases of Available for Sale Securities      (14,129)  (1,282)
    Decrease in Net Unrealized Loss on
     Securities Available for Sale                      532  (1,866)
    Purchases of Trading Securities                    (467)      -
    Proceeds From the Sale of Trading Securities        472      486
    Net Increase in Loans                           (31,229)   6,699
    Purchase of Property, Equipment, and
     and Leasehold Improvements                        (189)    (861)
    Sale of Property, Equipment,
     and Leasehold Improvements                           -       40
    Acquisition of Subsidiary                          (372)
                                                     -------  -------
Net Cash Used by Investing Activities                (21,563) 12,627
                                                     -------  -------
Financing Activities:
    Net Changes in Deposit Accounts                   10,516 (15,829)
    Change in Net Unrealized Loss on
     Securities Available for Sale                      (370)  1,163
    Exercise of Common Stock Options                      10      14
    Redemption of Preferred Stock                          -    (300)
    Conversion of Warrants                               600       -
    Dividends Paid                                      (449)   (459)
    Federal Funds Purchased                              900    5,895
    Other Borrowed Funds                              15,385     (961)
                                                     -------  -------
Net Cash Provided by Financing Activities             26,592  (10,477)
                                                     -------  -------
Net Increase (Decrease) in Cash and Cash Equivalents   3,649    2,260
Cash and Cash Equivalents-Beginning of Year           10,029    9,104
                                                     -------  -------
Cash and Cash Equivalents-End of Year                $13,678  $11,364
                                                     =======  =======
Cash Paid During the Year
    Interest                                         $ 6,162  $ 5,817
    Income Taxes                                       1,410    1,218
                                                     -------  -------
Total                                                $ 7,572  $ 7,035
                                                     =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a bank holding company whose principal assets are the common stock of Pitkin County Bank and Trust Company ("Pitkin"), a commercial bank organized in 1979, the common stock of Centennial Savings Bank, F.S.B. ("Centennial"), a thrift originally created in 1905 which has its headquarters in Durango, Colorado, and the common stock of Val Cor, a bank holding company formed in December, 1982. Val Cor owns 99.1% of the common stock of Valley National Bank, a national bank headquartered in Cortez, Colorado.

The Company acquired all of the stock of Centennial on October 6, 1993. Centennial has five branches in Colorado, located in Grand Junction, Montrose, Cortez, Pagosa Springs, and Dolores, and one branch in Farmington, New Mexico. Centennial continues operating under its present name and charter as a separate subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting.

Pitkin County Bank is headquartered in Aspen, Colorado, with a loan production office in Telluride and a full service branch in El Jebel.

On June 18, 1996, the Company acquired all of the stock of Val Cor on June 18, 1996. Valley has three branches in Colorado; two located in Cortez and one located in Dolores. Valley continues to operate under its present name and charter as a separate subsidiary of Val Cor. The total purchase price was approximately $10.3 million including acquisition expenses. Pursuant to the Second Amended Acquisition Agreement and Plan of Merger dated January 12, 1996, Val Cor's stockholders received from the Company $32.653 in cash for each share of Val Cor common stock owned by them. The Company funded the acquisition through a combination of bank debt of $6.5 million and cash on hand.

As a result of the acquisition, Val Cor's assets and liabilities were adjusted on June 18, 1996 to reflect their fair values in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method. This resulted in a net increase in stockholders' equity as of June 18, 1996 of approximately $4.2 million.

On March 28, 1996 a Registration Statement on Form S-3 filed under the Securities Act of 1933 became effective with respect to Common Stock being issued upon conversion of the Company's Cumulative Convertible Preferred Stock (the "Preferred Stock") and upon conversion of warrants originally issued to the underwriters of the Company's public offering in July, 1991. All shares of the Preferred Stock were converted to Common Stock on April 15, 1996 at the rate of 2.6125 shares of Common Stock for each one share of Preferred Stock, resulting in the issuance of 642,674 additional shares of Common Stock. The warrants were converted to common stock on June 28, 1996, resulting in the issuance of 93,750 additional shares of Common Stock. The following table presents pro forma earnings per share at June 30, 1996, assuming conversion of the Preferred Stock as of January 1, 1996.

                                   Three Months            Six Months
                                Ended June 30, 1996    Ended June 30, 1996
                                -------------------    -------------------
      Net Income                    $2,574,000             $1,304,000
      Net Income per Share          $     0.69             $     0.35
      Average Number of
      Shares Outstanding             3,718,000              3,718,000

The following table provides a summary of the major elements of income and expense for the second quarter of 1996 compared with the second quarter of 1995 and the first six months of 1996 compared with the first six months of 1995.


                                                                  Percentage
                                        Three Months Ended          Change
                                             June 30,              Increase
                                          1996      1995    Change (Decrease)
                                         ------    ------   ------ ----------
      Interest Income                   $ 7,971   $ 6,923   $1,048    15.1%
      Interest Expense                    3,509     3,025      484    16.0%
                                          -----    ------     ----- -------
      Net Interest Income                 4,462     3,898      564    14.5%
      Provision for Loan Losses             103         9       94  1044.4%
                                          -----    ------     ----- -------
      Net Interest Income after
       Provision for Loan Losses          4,359     3,889      470    12.1%
                                          -----    ------     ----- -------
      Other Income                          532       418      114    27.3%
      Other Expense                       2,834     2,585      249     9.6%
                                          -----     -----     ----- -------
      Income from Operations              2,057     1,722      335    19.5%
      Provision for Income Tax              753       600      153    25.5%
                                          -----     -----     ----- -------
      Net Income                        $ 1,304   $ 1,122   $  182    16.2%
                                        =======   =======   ======  =======
      Net Income Available to
       Common Stock                     $ 1,304   $ 1,014   $  290    28.6%
                                        =======   =======   ======  =======
      Earnings per Common Share         $  0.36   $  0.33   $ 0.03     9.1%
      Earnings per share-Fully Diluted  $  0.34   $  0.30   $ 0.04    13.3%

                                                                   Percentage
                                         Six Months Ended            Change
                                             June 30,               Increase
                                          1996      1995    Change (Decrease)
                                         ------    ------   ------  --------
      Interest Income                   $15,292   $13,759   $1,533    11.1%
      Interest Expense                    6,891     5,867    1,024    17.5%
                                         ------    ------    -----   ------
      Net Interest Income                 8,401     7,892      509     6.4%
      Provision for Loan Losses             112        18       94   522.2%
                                         ------    ------    -----   ------
      Net Interest Income after
       Provision for Loan Losses          8,289     7,874      415     5.3%
                                         ------    ------    -----   ------
      Other Income                        1,257       814      443    54.4%
      Other Expense                       5,514     5,219      295     5.7%
                                         ------    ------    -----   ------
      Income from Operations              4,032     3,469      563    16.2%
      Provision for Income Tax            1,458     1,236      222    18.0%
                                         ------    ------    ------  ------
      Net Income                        $ 2,574   $ 2,233   $  341    15.3%
                                        =======   =======   ======   ======
      Net Income Available to
       Common Stock                     $ 2,466   $ 2,017   $  449    22.3%
                                        =======   =======   ======   ======
      Earnings per Common Share         $  0.73   $  0.66   $ 0.07    10.6%
      Earnings per share-Fully Diluted  $  0.67   $  0.60   $ 0.07    11.7%

Net Interest Income

The major portion of the Company's income results from net interest income, which is the excess of interest generated by interest-earning assets, including loan fees, over the interest paid for the funds required to support these assets. Net interest income expressed as a percentage of average total earning assets is referred to as the net interest margin.

Net interest income is influenced primarily by changes in a) the volume and mix of earning assets and sources of funding, b) market rates of interest, and c) income tax rates. The effect of some of these factors can be influenced by management policies and actions. External factors, such as customer loan demand, Federal Reserve Board monetary policy and changes in tax laws, can have a significant effect on net interest income from one period to another.

For the six months ended June 30, 1996, net interest income rose by $564,000, or 14.5%, over 1995. The increase was accounted for by a 7.5% rise in average earning assets for the first six months, and a 3.4% increase in the yield on average earning assets. For the quarter ended June 30, 1996, average loans increased 12.1% or $30.9 million. Average investment securities decreased 17.7% or $11.1 million for the quarter ended June 30, 1996 as funds from maturing securities were used to supply loan demand. The acquisition of Val Cor did not significantly effect the average balance sheet of the Company as Val Cor's averages were only included since June 18, 1996.

For the six months ended June 30, 1996, the net interest margin decreased 5 basis points, from 4.88% as of June 30, 1995 to 4.83% as of June 30, 1996. Average interest bearing deposits increased $36.0 million or
14.5%, partially replacing other borrowings which decreased 45.6% or $16.3 million. Time deposits accounted for most of the increase in average deposits. The net interest margin increased 24 basis points or 4.9%, from 4.86% in the second quarter of 1995 to 5.10% in the second quarter of 1996. The net interest spread, which is the difference between the rate earned on earning assets less the rate paid on interest-bearing liabilities, decreased from 4.37% for the six months ended June 30, 1995 to 4.25% for the six months ended June 30, 1996, and increased from 4.34% for the second quarter of 1995 to 4.53% for the second quarter of 1996.

The tables on pages 10 and 11 present average balances, interest income and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months and six months ended June 30, 1996 and 1995.

                   ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                  ANALYSIS OF CHANGE IN NET INTEREST INCOME
                               (unaudited)
                              (in thousands)
                                                  Three Months Ended
                                      June 30, 1996         June 30, 1995
                                 Average Income/ Yield/  Average Income/ Yield/
              ASSETS             Balance Expense Rate(1) Balance Expense Rate(1)
                                 ------- ------- ------- ------- ------- -------
Interest-Earning Assets:
 Interest-Bearing Deposits
  in Financial Institutions      $ 1,076  $  14   5.20%  $ 1,820  $  22   4.84%
 U.S. Treasury and Agency
  Securities                      23,069    309   5.36%   29,348    408   5.56%
 Tax Exempt Securities             3,218     30   3.73%    3,769     49   5.20%
 Other Securities                 25,458    394   6.19%   29,747    465   6.25%
 Federal Funds Sold               10,372    144   5.55%      121      2   6.61%
 Loans (2)                       286,741  7,080   9.88%  255,850  5,977   9.34%
 Real Estate Owned                     -      -                -      -
                                 -------  -----   -----  -------  -----   -----
Total Earning Assets            $349,934 $7,971   9.11% $320,655 $6,923   8.64%
                                 -------  -----   ----- -------- ------   -----
Cash and Due from Banks           10,238                   7,764
Premises and Equipment             7,868                   9,084
Accrued Interest Receivable        2,456                   2,003
Allowance for Loan Losses         (2,382)                 (2,199)
Net Unrealized Gain (Loss) on
 Securities Available for Sale    (1,451)                 (1,921)
Other Assets                       4,008                   2,684
                                 -------                --------
Total Assets                    $370,671                $338,070
                                ========                ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
 Demand Deposits                $118,870  $ 957  3.22% $120,544   $940  3.12%
 Savings Deposits                 19,033    140  2.94%   20,303    146  2.88%
 Time Deposits Over $100,000      50,236    763  6.08%   32,125    470  5.85%
 Other Time Deposits              96,651  1,338  5.54%   73,784    917  4.97%
 Other Borrowings                 21,659    311  5.74%   34,316    552  6.43%
Total Interest-Bearing
 Liabilities                    $306,449 $3,509  4.58% $281,072 $3,025  4.30%
                                -------- ------  ----- -------- ------  -----
Noninterest-Bearing Deposits      32,940                 27,762
Other Liabilities                  2,768                  4,784
Shareholders' Equity              28,514                 24,452
                                  ------                -------
Total Liabilities and
 and Shareholders' Equity       $370,671               $338,070
                                ========               ========
Net Interest Income                      $4,462                $3,898
                                         ======                ======
               Net Interest Spread                4.53%                  4.34%
               Net Interest Margin                5.10%                  4.86%

(1) Annualized
(2) Includes Loans Held for Sale

                        ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                       ANALYSIS OF CHANGE IN NET INTEREST INCOME
                                    (unaudited)
                                   (in thousands)
                                                 Six Months Ended
                                   June 30, 1996          June 30, 1995
                              Average Income/ Yield/  Average Income/ Yield/
                 ASSETS       Balance Expense Rate(1) Balance Expense Rate(1)
                              ------- ------- ------- ------- ------- -------
Interest-Earning Assets:
 Interest-Bearing Deposits
  in Financial Institutions   $ 1,129  $   28   4.96%  $ 1,823   $  43    4.72%
 U.S. Treasury and Agency
  Securities                   19,615     488   4.98%   31,224     855    5.48%
 Tax Exempt Securities          3,168      69   4.36%    3,765     101    5.37%
 Other Securities              25,421     755   5.94%   29,240     949    6.49%
 Federal Funds Sold            17,694     451   5.10%      163       5    6.13%
 Loans (2)                    280,483  13,501   9.63%  257,196  11,806    9.18%
 Real Estate Owned                  -       -                -       -
                              -------  ------   -----  -------  ------    -----
Total Earning Assets         $347,510 $15,292   8.80% $323,411 $13,759    8.51%

Cash and Due from Banks        10,143                    7,061
Premises and Equipment          7,922                    8,960
Accrued Interest                2,344                    2,163
Allowance for Loan Losses      (2,357)                  (2,190)
Net Unrealized Gain (Loss) on
 Securities Available for Sale (1,243)                  (2,304)
Other Assets                    3,844                    3,966
                              -------                   -------
Total Assets                 $368,163                 $341,067
                             ========                 ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
 Demand Deposits             $117,401 $ 1,836  3.13%  $123,966  $  1,923 3.10%
 Savings Deposits              19,332     277  2.87%    20,803       316 3.04%
 Time Deposits Over $100,000   51,187   1,520  5.94%    31,193       841 5.39%
 Other Time Deposits           95,511   2,701  5.66%    71,538     1,651 4.62%
 Other Borrowings              19,473     557  5.72%    35,799     1,136 6.35%
                               ------   -----  -----   -------     ----- -----
Total Interest-Bearing
 Liabilities                 $302,904  $6,891  4.55%  $283,299    $5,867 4.14%
                              -------   -----  -----   -------     ----- -----
Noninterest-Bearing Deposits   33,466                   29,252
Other Liabilities               3,636                    4,627
Shareholders' Equity           28,157                   23,889
                               ------                   ------
Total Liabilities and
 Shareholders' Equity        $368,163                 $341,067
                             ========                 ========
Net Interest Income                    $8,401                     $7,892
                                       ======                     ======
      Net Interest Spread                      4.25%                     4.37%
      Net Interest Margin                      4.83%                     4.88%

(1) Annualized
(2) Includes Loans Held for Sale

               ASPEN BANCSHARES, INC. AND SUBSIDIARIES
      ANALYSIS OF VOLUME AND RATE CHANGES ON NET  INTEREST INCOME
                              AND EXPENSE
                             (unaudited)
                            (in thousands)

                                       For the Six Months Ended
                                        June 30, 1996 over June
                                               30, 1995
                                                          Yield
                                       Volume(1) Rate(2) /Total
                                       -------  ------   -------
Increase (Decrease) in Interest Income:
  Interest-Bearing Deposits
   in Financial Institutions           $  (17)    $  2   $  (15)
  U.S. Treasury and Agency Securities    (289)     (78)    (367)
  Tax Exempt Securities                   (13)     (19)     (32)
  Other Securities                       (113)     (81)    (194)
  Federal Funds Sold                      447       (1)     446
  Loans (3)                             1,121      574    1,695
                                        -----     ----    -----
   Total Earning Assets                $1,135     $398   $1,533
                                       ======     ====   ======
Increase (Decrease) in Interest Expense:
 Demand Deposits                      $  (103)   $  16   $  (87)
 Savings Deposits                         (21)     (18)     (39)
 Time Deposits Over $100,000              594       85      679
 Other Time Deposits                      678      372    1,050
 Federal Funds Purchased and
  Other Borrowed Money                   (467)    (112)    (579)
                                         -----    ----    -----
Total Interest-Bearing Liabilties      $  681     $343   $1,024
                                       ======     ====   ======
   Increase (Decrease) in Net
    Interest Income                    $  454     $ 55   $  509
                                       ======     =====  ======
(1) Represents the difference betweeen the average balances of the two periods applied to the current year average rate, adjusted from an annualized rate to six month activity.

(2) Represents the difference between the average rates of the two periods applied to the prior year average balance, adjusted from an annualized rate to six month activity.

(3) Loans held for sale are included.

Other Income

Overall, other income increased 54.4%, or $443,000, for the first six months of 1996 versus the same period in 1995. This is primarily attributable to an increase of $301,000 in gains on sales of loans. Other fees and charges increased 26.3% for the six months ended June 30, 1996 over June 30, 1995 also primarily due to an increase in mortgage servicing fees related to the increase in mortgage loan demand.

Other Expenses

Other expenses increased $295,000 or 5.7% from the six months ended June 30, 1995 to the similar period in 1996 and $249,000 or 9.6% for the three months ended June 30, 1996 over the same period in 1995. Other expenses include items such as occupancy, data processing, insurance, and legal fees. Salaries and benefits increased $42,000 or 1.6% in the first six months of 1996 versus the same period in 1995. Staff increased from 163 to 218 employees from June 30, 1995 to June 30, 1996, primarily due to the acquisition of Val Cor. At June 30, 1996, Pitkin had 64 employees, Centennial had 109 employees and Valley had 45 employees. At June 30, 1995, Pitkin had 63 employees and Centennial had 100 employees.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 1996 is 36.2% compared to 35.6% for the six months ended June 30, 1995. These rates are less than the statutory tax rate of 39.5%, primarily due to earnings on investments which are tax-exempt for state purposes.

Allowance for Loan Loss

The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. In determining whether an additional amount should be added to the reserve in excess of the amount of loan losses, management takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the reserve for losses, a continuing review of problem loans and overall portfolio quality, regular examinations of the loan portfolio conducted by the Company's staff and by State and Federal supervisory authorities and economic conditions. During the period from June 30, 1995 to June 30, 1996, loans increased 28.3%, or $72.1 million. The increase is attributable to continued strong loan demand and approximately $42 million to the acquisition of Val Cor. The loan loss reserve increased 47.2% or $1.034 million from June 30, 1995 to June 30, 1996, primarily attributable to the acquisition of Val Cor. Management of the Company established this level of reserve after extensive analysis and continuing reviews.

Beginning with fiscal 1995, the Company adopted Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), and Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS No. 118).

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are not classified as impaired because of minimal payment delays or insignificant shortfalls in amounts if management expects to collect all amounts due including interest. Management determines loan impairments on a loan by loan basis for the entire portfolio.

Accrual of interest can be discontinued on impaired loans and loans designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due 90 days or more with respect to interest or principal. When a loan is placed on impaired or nonaccrual status, all interest previously accrued but not collected is charged against income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to such interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

For impaired loans based on SFAS No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company had no loans considered impaired at June 30, 1996.

                        LOAN LOSS RESERVE ANALYSIS
                                (unaudited)
                              (in thousands)
                                                     June 30,
                                                 1996         1995
                                               --------     -------
      Balance, Beginning of Period            $  2,197     $  2,178
      Provision Charged to Operations              112           18
      Loans Charged Off                             (5)          (8)
      Recoveries of Loans Previously
       Charged Off                                  15            2
      Other-Val Cor Balance
       at Acquisition Date                         905            -
                                                ------        -----
      Balance, End of Period                  $  3,224     $  2,190
                                              ========     ========
      Ending Loan Portfolio (1)               $332,812     $256,283
                                              ========     ========
      Allowance For Loan Losses as a
      Percentage of Ending Loan Portfolio         0.97%        0.85%
                                              ========     ========

                           NONPERFORMING ASSETS
                                (unaudited)
                              (in thousands)
                                                     June 30,
                                                 1996         1995
                                                -------     -------
      Non-accrual Loans                       $     68     $      -
      Loans 90 days Past Due and Still
      Accruing Interest                          1,806        1,181
                                                ------        -----
      Total Nonperforming Loans and Assets       1,874        1,181
                                                ======       ======
      Nonperforming Loans to Total Ending
       Loans                                      0.56%        0.46%
                                                =======      =======
      Nonperforming Assets to Total Ending
      Loans and Other Assets Acquired             0.56%        0.46%
                                                =======      =======
      (1)  Includes Loans Held for Sale

Real Estate Owned

There was no other real estate owned at June 30, 1996.

Other Banks Owned

The Company had no other banks owned at June 30, 1996.

At June 30, 1996, Pitkin owned 70.8% of the total capital stock of Thatcher Financial Group, Inc. ("TFG"). Pitkin acquired the stock at sale of the collateral on a loan made by Pitkin. TFG's primary asset was 100% of the common stock of Thatcher Bank, F.S.B. Pitkin also had a loan collateralized by the stock of Thatcher Bank and an art collection. During 1993, Pitkin sold the stock of Thatcher Bank and the art collection. Proceeds from the sales were used to satisfy outstanding loan principal, interest and expenses related to the loans made by Pitkin. Directors of TFG, who are parties related to Pitkin, are in the process of determining outstanding liabilities, including possible federal and state income taxes payable. The determination of some of these liabilities is dependent upon the final outcome of pending litigation. After determination and payment of outstanding liabilities of TFG, TFG directors plan to distribute the remaining funds, if any, to the shareholders of TFG. There is no determination as to when this can be accomplished. Pitkin has not recorded any receivable with respect to its ownership of TFG stock. At June 30, 1996, TFG had assets, primarily cash and investments, of approximately $1 million (unaudited).

                                       PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        See discussion in the Company's Annual Report on Form 10-K dated for the year ended December 31, 1995, which is incorporated herein by this reference.

       In May, 1996,   management of Centennial determined  that it had  no
further liability  regarding  clean-up  costs  on  a  property  that  was
obtained  through  foreclosure.     Management  had  previously   accrued
approximately  $112,000  in  other   liabilites  for  costs  to   protect
Centennial's interest.  The accrual was reversed.

Item 4.  Submission  of Matters to a Vote of Security Holders
         a.  The Company's Annual Meeting of Shareholders was held on May 23,
             1996.
         c.  The following matters were voted upon at the Annual Meeting:

                1. Election of six directors to hold office until the next Annual Meeting of Shareholders, or until their respective successors shall be elected and qualified.


      Name of Director      Votes For       Votes Against    Votes Withheld
      ----------------      ---------       -------------    --------------
      Morton A. Heller      2,238,331            686
      Charles B.Israel      2,238,331            686
      J. Thomas Clark, Jr.  2,238,331            686
      Carol Ann Kopf        2,238,316            701
      Robert R. Oden, M.D.  2,237,706          1,311
      Christopher L. Tolk   2,237,706          1,311

                2. Ratify selection of Dalby Wendland & Co. , P.C., Certified Public Accountants, as the Company's independent accountant for 1996.


                           Votes For       Votes Against    Votes Withheld
                           ---------       -------------    --------------
                           2,236,652           1,678              687


      Item 6.  Exhibits and Reports on Form 8-K

           a.  Exhibits
               Exhibit
               Number         Description of Exhibit
               ------         ----------------------
                3.1    Articles of  Incorporation  of  Aspen
                       Bancshares, Inc. (1)
                3.2    Bylaws of Aspen Bancshares, Inc. (1)
               10.1    Pitkin  County  Bank  and  Trust  Co.
                       Building Lease (1)
               10.2    Form of Loan  Participation Agreement (1)
               10.3    Incentive Stock Option Plan (1)
               10.4    Non-qualified Stock Option Plan (2)
               10.5    Second Amended  Acquisition Agreement
                         and Plan  of  Merger  between Aspen
                         Bancshares,  Inc.   and   Val   Cor
                         Bancorporation, Inc.  dated January
                         12, 1996 (3)
               10.6    Loan    Agreement    between    Aspen
                         Bancshares,  Inc.  and  The  Laredo
                         National Bank dated June 18, 1996
               11.0    Statement  Regarding  Computation  of
                       Per Share Earnings:



      Statement re:  Computation of Earnings per Share
                                             Weighted Average Shares
                                                   Outstanding:
                                                  (in thousands)
                                                   (unaudited)
                                          Three Months    Six Months Ended
                                              Ended
                                            June 30,          June 30,
                                          1996     1995     1996    1995
                                         -------  ------- -------  -------
      Common Stock                        3,492   2,968    3,236   2,968
      Incentive Stock Options                78      60       76      54
      Warrants                                -      43        -      39
      Nonqualified Stock Options             32      16       31       9
                                          -----   -----    -----   -----
      Primary Shares Outstanding          3,602   3,086    3,343   3,069
      Convertible Preferred and Warrants    226     643      481     642
                                          -----   -----    -----   -----
      Fully Diluted Shares Outstanding    3,828   3,729    3,824   3,711
                                          =====   =====    =====   =====
                                            Net Income       Net Income
      Net Income                         $1,304  $1,122   $2,574  $2,233
      Less: Preferred Dividends Paid          -     108      108     216
                                          -----   -----    -----   -----
      Net income available to
       Common Stock                      $1,304  $1,014   $2,466  $2,017
                                         ======  ======   ======  ======

               27.0   Financial Data Schedule

      (1)  Incorporated  by reference  from the Company's  Form S-1
                 Registration Statement, File No. 33-37098
      (2)  Incorporated by reference from  the Company's Form S-8  Registration
                 Statement, File No. 33-93908
      (3)  Incorporated by reference from the Company's Form S-3  Registration
                 Statements, File No. 33-97700

           b. Reports on Form 8-K

              A report on Form 8-K was filed on June 27, 1996 regarding the acquisition of Val Cor Bancorporation, Inc. by the Company.

                                     SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ASPEN BANCSHARES, INC.

                        Date:                 By: /s/ Charles B. Israel

                                                  Charles  B.  Israel,
                                                  President and CEO


                        Date:                 By: /s/ Amy G. Beidleman
                                                  Amy G. Beidleman, Vice
                                                  President, CFO and Secretary