Form 10-Q/A
period 1996-06-30
ASPEN BANCSHARES INC
filed 1996-10-16
CIK 868453

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q/A



      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT   OF 1934

      For the quarterly period ended June 30, 1996

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT   OF 1934

      For the transition period from                           to



      Commission File Number:  0-19376

                                   Aspen Bancshares, Inc.
               (Exact name of registrant as specified in its charter)

        Colorado                                                  84-1068527
(State or other jurisdiction of incorporation or organization)   (IRS Employer
 incorporation or organization                           Identification Number)


        534 East Hyman Avenue, P. O. Box 3677,  Aspen, Colorado   81612
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