Form 10-Q
period 1996-09-30
ASPEN BANCSHARES INC
filed 1996-11-14
CIK 868453

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q



     (X)  QUARTERLY REPORT PURSUANT  TO SECTION 13  OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT   OF 1934

     For the quarterly period ended September 30, 1996


     (  ) TRANSITION REPORT PURSUANT TO  SECTION 13 OR  15(d) OF THE  SECURITIES
     EXCHANGE ACT   OF 1934

     For the transition period from                           to
     Commission File Number:  0-19376


                                   Aspen Bancshares, Inc.

               (Exact name of registrant as specified in its charter)

             Colorado                                          84-10685

     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

           534 East Hyman Avenue, P. O. Box 3677,  Aspen, Colorado   81612

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 15, 1996:  3,717,714

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

                      ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (unaudited)
                                    (in thousands)

                                             September 30,
                                            1996      1995   December 31, 1995

     ASSETS
     Cash and Due From Banks                $14,050  $ 12,209          $ 10,029
     Interest Bearing Deposits in Banks         604       132             1,115
     Securities:
        Held to Maturity-Market Value at
        9/30/95: $11,153                          -    11,210                 -
        Available for Sale                   74,594    41,733            42,183
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements     7,220     1,700            20,740

     Loans Held for Resale                    5,204       236             9,550
     Loans                                  332,077   265,662           254,992
     Loan Loss Reserve                      (3,206)   (2,191)           (2,197)
                                            -------   -------          --------
     Loans, Net                             328,871   263,471           252,795
     Property, Equipment, and Leasehold
        Improvements                          9,628     7,814             7,761
     Accrued Interest Receivable              3,539     2,414             2,145
     Other Assets                             7,234     4,654             2,805
                                            -------   -------          --------
                             Total Assets  $450,944  $345,573          $349,123
                                           ========  ========         =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits:
        Demand Noninterest Bearing          $46,541   $34,567         $  29,634
        Demand Interest Bearing             151,626   112,662           108,987
        Savings and Time Deposits Less
          Than $100,000                     142,173   104,877           108,907
        Time Deposits $100,000 and Over      54,495    41,010            52,489
                                            -------   -------          --------
                           Total Deposits   394,835   293,116           300,017
                                            -------   -------          --------
     Federal Funds Purchased                    850     5,400                 -
     Other Borrowings                        21,295    16,640            16,285
     Other Liabilities                        3,779     4,268             5,523
                                            -------   -------          --------
                        Total Liabilities   420,759   319,424           321,825
                                            -------   -------          --------
     Shareholders' Equity:
        Preferred Stock                           -     6,150             6,150
        Common Stock                             38        24                30
        Additional Paid in Capital           11,631     4,796             4,879
        Retained Earnings                    19,546    16,026            16,994
        Net Unrealized Loss on Securities
        Available for Sale                  (1,030)     (847)             (755)
               Total Shareholders' Equity    30,185    26,149            27,298
                                            -------   -------          --------
                    Total Liabilities and
                     Shareholders' Equity $ 450,944 $ 345,573          $349,123
                                           ========  ========         =========

                                ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)
                                 (in thousands, except per share data)

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                      1996      1995      1996       1995

     Interest Income:
      Loans Receivable                $ 7,926 $  6,292   $ 21,428    $ 18,098
      Investment Securities             1,154      866      2,470       2,771
      Deposits in Banks                    21       12         46          54
      Federal Funds Sold                  117        9        566          14
                                      -------  -------   --------    --------
              Total Interest Income     9,218    7,179     24,510      20,937
                                      -------  -------   --------    --------
     Interest Expense:
      Deposits                          3,793    2,789     10,127       7,520
      Other                               566      476      1,123       1,611
                                      -------  -------   --------    --------
             Total Interest Expense     4,359    3,265     11,250       9,131
                                      -------  -------   --------    --------
         Net Interest Income Before
          Provision for Loan Losses     4,859    3,914     13,260      11,806
     Provision for Loan Losses              -        9        112          27
                                      -------  -------   --------    --------
          Net Interest Income After
          Provision for Loan Losses     4,859    3,905     13,148      11,779
                                      -------  -------   --------    --------
     Non-interest Income:
      Service Charges                     292      176        691         537
      Other Fees and Charges              271      172        806         541
      Gain on Sale of Assets                -      276          -         276
      Gain on Sale of Investments           -       14         18          64
      Gain on Sale of Loans               174      114        479         185
                                      -------  -------   --------    --------
                 Total Other Income       737      752      1,994       1,603

     Non-interest Expense:
      Salaries and Benefits             1,837    1,289      4,574       3,983
      Occupancy                           464      366      1,244       1,086
      Other Expense                     1,182    1,073      3,172       2,876
      SAIF Special Assessment             996        -        996           -
      Loss on Sale of Investments          12       18          7          50
      Loss on Sale of Loans                 -        -         12           6
                                      -------  -------   --------    --------
                Total Other Expense     4,491    2,746     10,005       8,001
                                      -------  -------   --------    --------
             Income from Operations     1,105    1,911      5,137       5,381
                                      -------  -------   --------    --------
      Provision for Income Tax            489      691      1,947       1,928
                                      -------  -------   --------    --------
                         Net Income  $    616  $ 1,220  $   3,190     $ 3,453
                                     ======== ========  =========   =========

Net Income Available to Common Stock $    616   $1,112    $ 3,082      $3,125
                                     ======== ========  =========   =========
Net Income per Share                 $   0.16   $ 0.36    $  0.92      $ 1.01
Net Income per Share-Fully Diluted   $   0.16   $ 0.32    $  0.83      $ 0.93
Book Value per Share                 $   8.12   $ 6.73    $  8.12      $ 6.73
Average Number of Shares
 Outstanding-Primary                    3,841    3,113      3,341       3,088
Average Number of Shares
 Outstanding-Fully Diluted              3,841    3,755      3,830       3,730

                       ASPEN BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (unaudited)
                       (in thousands, except number of shares)

                                                                                     Net Unreal-
                                                                  Additional        ized Loss on
                                                                   Paid-In Retained Securities Avail-
                                 Shares   Amount    Shares  Amount Capital Earnings able for Sale  Total
Balance at December 31, 1995     246,000  $6,150  2,979,728  $30   $4,879   $16,994   $(755)        $27,298
Net Income                             -       -          -    -        -     3,190       -           3,190
Dividends                              -       -          -    -        -      (638)      -            (638)
Exercise of Options                    -       -      1,562    -       10         -       -              10
Conversion of Preferred         (246,000) (6,150)   642,674    7    6,143         -       -               -
Conversion of Warrants                 -       -     93,750    1      599         -       -             600
Net Gain (Loss)                        -       -          -    -        -         -     (275)          (275)
                                --------  ------- --------- -----  -------   -------   -----         --------
Balance at September 30, 1996          -  $    -  3,717,714   $38  $11,631   $19,546  $(1,030)       $30,185
                                ========  ======= ========= ====== =======   =======  ========       ========


                       ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                   (in thousands)
                                                              Nine Months
                                                           Ended September 30,
                                                             1996        1995
     Operating Activities:
      Net Income                                          $  3,190  $   3,453
      Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
         Provision for Loan Losses                             112         27
         Depreciation and Amortization                         597        565
         Net Gain on Sale of Investments and Loans           (422)      (113)
         Sales of Loans Originated for Resale               16,683      7,898
          Loans Originated for Resale                     (11,921)    (7,525)
         (Increase) Decrease in Other Assets               (4,429)    (2,199)
         (Increase) Decrease in Interest Receivable        (1,394)      (151)
         Increase (Decrease) in Other Liabilities          (2,245)    (1,229)
         Increase (Decrease) in Interest Payable               501        457
                                                          --------   --------
      Net Cash Provided (Used) by Operating Activities         672      1,183
                                                          --------   --------
     Investing Activities:
      Federal Funds Sold, Net (Increase) Decrease           13,520    (1,700)
      Net (Increase) Decrease in Interest Bearing
         Deposits in Other Banks                               511      2,085
      Proceeds From Maturities and Sales of Held to
      Maturity Investments                                       -      3,239
      Purchases of Held to Maturity Securities                   -       (75)
      Proceeds From the Sales of Available for Sale
      Investments                                            6,137     11,143
      Proceeds From Maturities of Available for Sale
      Investments                                           10,376        926
      Purchases of Available for Sale Securities          (24,805)    (2,282)
      Decrease in Net Unrealized Loss on Securities
      Available for Sale                                       388    (2,167)
      Purchases of Trading Securities                        (467)          -
      Proceeds From the Sale of Trading Securities             472        486
      Net Increase in Loans                               (35,701)    (3,522)
      Purchase of Property, Equipment, and Leasehold
      Improvements                                           (514)    (1,048)
      Sale of Property, Equipment, and Leasehold
      Improvements                                               6      1,508
      Acquisition of Subsidiary                              (372)          -
                                                          --------   --------
           Net Cash Used by Investing Activities          (30,449)      8,593
                                                          --------   --------
     Financing Activities:
      Net Changes in Deposit Accounts                       28,241      9,559
      Change in Net Unrealized Loss on Securities
      Available for Sale                                     (275)      1,309
      Exercise of Common Stock Options                          10         30
      Redemption of Preferred Stock                              -      (300)
      Conversion of Warrants                                   600          -
      Dividends Paid                                         (638)      (678)
      Federal Funds Purchased                                  850   (15,365)
      Other Borrowed Funds                                   5,010    (1,226)
                                                          --------   --------

         Net Cash Provided by Financing Activities          33,798    (6,671)
                                                          --------   --------
         Net Increase (Decrease) in Cash and Cash
      Equivalents                                            4,021      3,105
      Cash and Cash Equivalents-Beginning of Year           10,029      9,104
                                                          --------   --------
      Cash and Cash Equivalents-End of Year              $  14,050 $   12,209
      Cash Paid During the Year                           ========   ========
         Interest                                        $   8,378  $   8,724
         Income Taxes                                        1,958      1,834
                                                          --------   --------
                                                  Total  $  10,336  $  10,558
                                                          ========   ========

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

     On June 18, 1996, the Company acquired all of the stock of Val Cor. Valley has three branches in Colorado; two located in Cortez and one located in Dolores. Valley continues to operate under its present name and charter as a separate subsidiary of Val Cor. The total purchase price was approximately $10.3 million including acquisition expenses. Pursuant to the Third Amended Acquisition Agreement and Plan of Merger dated January 12, 1996, Val Cor's stockholders received from the Company $32.653 in cash for each share of Val Cor common stock owned by them. The Company funded the acquisition through a combination of bank debt of $6.5 million and cash on hand.

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

     On March 28, 1996 a Registration Statement on Form S-3 filed under the Securities Act of 1933 became effective with respect to Common Stock being issued upon conversion of the Company's Cumulative Convertible Preferred


     Stock ("the Preferred Stock") and upon conversion of warrants originally issued to the underwriters of the Company's public offering in July, 1991.
      All shares of the Preferred Stock were converted to Common Stock on April 15, 1996 at the rate of 2.6125 shares of Common Stock for each one share of Preferred Stock, resulting in the issuance of 642,674 additional shares of Common Stock. The warrants were converted to Common Stock on June 28, 1996, resulting in the issuance of 93,750 additional shares of Common Stock. The following table presents pro forma earnings per share of Common Stock at September 30, 1996, assuming conversion of the Preferred Stock as of January 1, 1996.


                               Three Months Ended      Nine Months Ended
                               September 30, 1996      September 30, 1996

     Net Income                     $616,000              $3,190,000
     Net Income per Share           $   0.17              $     0.86
     Average Number of
       Shares Outstanding          3,718,000               3,718,000


     Effective September 30, 1996, omnibus banking legislation was passed which included extensive regulatory relief for banks and thrifts and provisions to help resolve problems of the Savings Association Insurance Fund ("SAIF"). The deposits of Centennial are insured by the SAIF. The legislation requires a one-time special assessment based on assessable deposits at March 31, 1995. This assessment for Centennial ($996,000) is included in operating expenses as of September 30, 1996 and is payable to the FDIC before November 29, 1996.

     Also effective during the period ended September 30, 1996, the omnibus tax bill, H.R. 3445, was passed. As a part of this legislation, the following changes were made to section 593 reserve method of accounting for bad debts by savings institutions: pre-1988 base year reserves will not be recaptured and post-1987 reserves will be recaptured ratably over a six-year period beginning with the 1996 taxable year. The percent of income method for calculating bad debt deductions for tax purposes was also eliminated. For Centennial, these changes resulted in additional income tax expense as of September 30, 1996 of approximately $130,000.

     On September 17, 1996, Centennial voluntarily entered into a Supervisory Agreement with the Office of Thrift Supervision ("OTS"), which is defined as a "written agreement" within the meaning of Section 8 of the Federal Deposit Insurance Act, 12 U.S.C., Section 1818. In addition, the Community Reinvestment Act evaluation of Centennial rated it "Substantial Noncompliance".

     The Supervisory Agreement requires Centennial to take actions to achieve compliance with applicable consumer and public-interest related laws, regulations and safe and sound business practices related thereto, to review its records to determine if disclosures of finance charges and/or annual percentage rates to its customers were accurate and whether restitution is required, to establish and maintain accurate and complete records demonstrating its regulatory compliance with the various consumer laws and regulations and to implement a compliance program relative to consumer and public-interest related laws and regulations, which, among other things, provides for written policies and procedures, increased staff training, independent compliance testing and other actions necessary to enhance Centennial's compliance with consumer and public-interest related laws and regulations.

     The following table provides a summary of the major elements of income and expense for the third quarter of 1996 compared with the third quarter of 1995 and the first nine months of 1996 compared with the first nine months of 1995.

                                                                     Percentage
                                     Three Months Ended                Change
                                        September 30,                 Increase
                                       1996      1995        Change  (Decrease)

     Interest Income                  $  9,218 $    7,179  $  2,039        28.4%
     Interest Expense                    4,359      3,265     1,094        33.5%
                                      --------   --------  --------
     Net Interest Income
                                         4,859      3,914       945       24.1%
     Provision for Loan Losses               -          9       (9)     (100.0%)
                                      --------   --------  --------


     Net Interest Income after
       Provision for Loan Losses         4,859      3,905       954        24.4%
                                      --------   --------  --------
     Other Income                          737        734         3         0.4%
     Other Expense                       4,491      2,728     1,763        64.6%
                                      --------   --------  --------
     Income from Operations              1,105      1,911     (806)      (42.2%)
     Provision for Income Tax              489        691     (202)      (29.2%)
                                      --------   --------  --------
     Net Income                       $    616  $   1,220  $  (604)      (49.5%)
                                      ========   ========  ========
     Net Income Available to Common
       Stock                          $    616  $   1,112 $   (496)      (44.6%)
                                      ========   ========  ========
     Earnings per Common Share        $   0.16    $  0.36  $ (0.20)      (55.6%)
     Earnings per share-Fully
     Diluted                          $   0.16  $    0.32  $ (0.16)      (50.0%)

                                                                     Percentage
                                      Nine Months Ended                Change
                                        September 30,                 Increase
                                       1996      1995        Change  (Decrease)

     Interest Income                  $ 24,510   $ 20,937  $  3,573        17.1%
     Interest Expense                   11,250      9,131     2,119        23.2%
                                      --------   --------  --------
     Net Interest Income                13,260     11,806     1,454        12.3%
     Provision for Loan Losses             112         27        85       314.8%
                                      --------   --------  --------
     Net Interest Income after
       Provision for Loan Losses        13,148     11,779     1,369        11.6%
                                      --------   --------  --------
     Other Income                        1,994      1,547       447        28.9%
     Other Expense                      10,005      7,945     2,060        25.9%
                                      --------   --------  --------
     Income from Operations              5,137      5,381     (244)       (4.5%)
     Provision for Income Tax            1,947      1,928        19         1.0%
                                      --------   --------  --------
     Net Income                        $ 3,190  $   3,453  $  (263)       (7.6%)
                                      ========   ========  ========
     Net Income Available to Common
       Stock                          $  3,082  $   3,125  $   (43)       (1.4%)
                                      ========  =========  ========
     Earnings per Common Share        $   0.92  $    1.01  $ (0.09)       (8.9%)
     Earnings per share-Fully
     Diluted                          $   0.83   $   0.93  $ (0.10)      (10.8%)

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

     For the nine months ended September 30, 1996, net interest income rose by $1.454 million, or 12.3%, over 1995. The increase was accounted for by a 13.8% rise in average earning assets for the first nine months, and a 2.9% increase in the yield on average earning assets. For the quarter ended September 30, 1996, average loans increased 14.3% or $37.0 million. Average investment securities decreased 11.0% or $6.9 million for the quarter ended September 30, 1996 as funds from maturing securities and sales of securities were used to supply loan demand. The acquisition of Val Cor increased the average balance sheet of the Company by approximately $27.8 million as Val Cor's averages were only included since June 18, 1996.

     For the nine months ended September 30, 1996, the net interest margin decreased 6 basis points, from 4.88% as of September 30, 1995 to 4.82% as of September 30, 1996. Average interest bearing deposits increased $47.0 million or 18.9%, partially replacing other borrowings which decreased 27.3% or $9.3 million. Time deposits accounted for most of the increase in average deposits. The net interest margin decreased 29 basis points or 5.9%, from 4.89% in the third quarter of 1995 to 4.60% in the third quarter of 1996. The net interest spread, which is the difference between the rate earned on earning assets less the rate paid on interest-bearing liabilities, decreased from 4.36% for the nine months ended September 30, 1995 to 4.23% for the nine months ended September 30, 1996, and decreased from 4.34% for the third quarter of 1995 to 4.04% for the third quarter of 1996.

     The tables on pages 10 and 11 present average balances, interest income and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months and nine months ended September 30, 1996 and 1995.

                       ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                      ANALYSIS OF CHANGE IN NET INTEREST INCOME
                                     (unaudited)
                                   (in thousands)

                                              Three Months Ended
                                  September 30, 1996       September 30, 1995
                                Average  Income/ Yield/  Average  Income/ Yie
                ASSETS          Balance  Expense Rate(1)  Balance  Expense Rat
Interest-Earning Assets:
 Interest-Bearing Deposits
  in Financial Institutions      $2,251     $21   3.73%   $1,256     $12   3.82%
 U.S. Treasury and Agency
  Securities                     44,513     697   6.26%   26,089     357   5.47%
 Tax Exempt Securities            5,709      69   4.83%    3,402      42   4.94%
 Other Securities                25,660     388   6.05%   28,654     467   6.52%
 Federal Funds Sold               9,071     117   5.16%      623       9   5.78%
 Loans (2)                      334,896   7,926   9.47%  260,229   6,292   9.67%
                                -------   -----          -------   -----
        Total Earning Assets    422,100   9,218   8.74%  320,253   7,179   8.97%
                                -------   -----          -------   -----
 Cash and Due from Banks         12,420                   10,866
 Premises and Equipment           9,596                    8,839
 Accrued Interest Receivable      3,483                    2,212
 Allowance for Loan Losses       (3,215)                  (2,191)
 Net Unrealized Gain (Loss)
   on Securities Available
   for Sale                      (1,648)                  (1,457)
 Other Assets                     6,695                    3,664
                                 -------                  -------
         Total Assets           $449,431                 $342,186
                                ========                 ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
 Demand Deposits                $142,119  $1,151   3.24% $114,065   $909   3.19%
 Savings Deposits                 26,267     196   2.98%   19,509    147   3.01%
 Time Deposits Over $100,000      52,728     775   5.88%   37,895    575   6.07%
 Other Time Deposits             114,907   1,671   5.82%   80,517  1,158   5.75%

 Other Borrowings                 35,323     566   6.41%   30,818    476   6.18%
                                 -------   -----          -------   -----
  Total Interest-Bearing
   Liabilities                   371,344   4,359   4.70%  282,804  3,265   4.62%
                                 -------                  -------
 Noninterest-Bearing Deposits     45,007                   29,781
 Other Liabilities                 3,057                    3,920
 Shareholders' Equity             30,023                   25,681
                                 -------                  -------
  Total Liabilities
   and Shareholders' Equity     $449,431                 $342,186
                                 =======                  =======
  Net Interest Income                     $4,859                   $3,914
                                           =====                    =====
           Net Interest Spread                            4.04%            4.34%
           Net Interest Margin                            4.60%            4.89%

  (1)Annualized
  (2)Includes Loans Held for Sale

                       ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                      ANALYSIS OF CHANGE IN NET INTEREST INCOME
                                     (unaudited)
                                   (in thousands)

                                                Nine Months Ended
                                   September 30, 1996      September 30, 1995
                                  Average Income/  Yield/ Average Income/ Yiel
      ASSETS                      Balance Expense Rate(1) Balance Expense Rate
Interest-Earning Assets:
 Interest-Bearing Deposits
  in Financial Institutions        $1,627     $46  3.77%   $1,636    $54   4.40%
 U.S. Treasury and Agency
  Securities                       27,210   1,187  5.82%   29,497  1,213   5.48%
 Tax Exempt Securities              3,703     140  5.04%    3,643    144   5.27%
 Other Securities                  24,419   1,143  6.24%   29,044  1,414   6.49%
 Federal Funds Sold                14,548     566  5.19%      318     14   5.87%
 Loans (2)                        295,214  21,428  9.68%  258,187 18,098   9.35%
                                  -------  ------         ------- ------
    Total Earning Assets          366,721  24,510  8.91%  322,325 20,937   8.66%
                                  -------  ------         ------- ------

 Cash and Due from Banks           10,526                   8,372
 Premises and Equipment             8,315                   8,922
 Accrued Interest Receivable        2,644                   2,178
 Allowance for Loan Losses         (2,559)                 (2,190)
 Net Unrealized Gain (Loss) on
  Securities Available for Sale    (1,377)                 (2,020)
 Other Assets                       3,417                   3,875
                                  -------                 -------
        Total Assets             $387,687                $341,462
                                  =======                 =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
 Demand Deposits                 $123,505  $2,987  3.22% $120,636 $2,833   3.13%
 Savings Deposits                  21,030     473  3.00%   20,370    463   3.03%
 Time Deposits Over $100,000       51,262   2,295  5.97%   33,438  1,414   5.64%
 Other Time Deposits              100,201   4,372  5.82%   74,531  2,810   5.03%

 Other Borrowings                  24,793   1,123  6.04%   34,118  1,611   6.30%
                                  -------  ------         ------- ------
    Total Interest-Bearing
     Liabilities                  320,791  11,250  4.68%  283,093  9,131   4.30%
                                  -------  ------         ------- ------
Noninterest-Bearing Deposits       36,639                  29,115
Other Liabilities                   3,602                   4,960
Shareholders' Equity               26,655                  24,294
                                  -------                 -------
   Total Liabilities
    and Shareholders' Equity      $387,687                $341,462
                                   =======                 =======
   Net Interest Income                    $13,260                $11,806
                                           ======                 ======
          Net Interest Spread                             4.23%            4.36%
          Net Interest Margin                             4.82%            4.88%

(1) Annualized
(2) Includes Loans Held for Sale

                       ASPEN BANCSHARES, INC. AND SUBSIDIARIES
       ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE
                                     (unaudited)
                                   (in thousands)
                                                   For the Nine Months Ended
                                                     September 30, 1996 over
                                                        September 30, 1995
                                                                       Yield/
                                                  Volume(1)  Rate(2)  Total
Increase (Decrease) in Interest Income:
  Interest-Bearing Deposits in Financial
    Institutions                                       $(0)     $(8)    $(8)
  U.S. Treasury and Agency Securities                 (100)      74     (26)
  Tax Exempt Securities                                  2       (6)     (4)
Other Securities                                      (216)     (55)   (271)
Federal Funds Sold                                     554       (2)    552
Loans (3)                                            2,688      642   3,330
                                                     ------    -----  -----
  Total Earning Assets                              $2,927     $646  $3,573
                                                    ======    =====  ======
Increase (Decrease) in Interest Expense:
  Demand Deposits                                      $69      $85    $154
  Savings Deposits                                      15       (5)     10
  Time Deposits Over $100,000                          798       83     881
  Other Time Deposits                                1,120      442   1,562
  Federal Funds Purchased and Other Borrowed Money    (422)     (66)   (488)
                                                    -------    -----  -----
   Total Interest-Bearing Liabilities               $1,580     $539  $2,119
                                                    =======   =====  ======
Increase (Decrease) in Net Interest Income          $1,347     $107  $1,454
                                                    =======   =====  ======

(1) Represents the difference between the average balances of the two periods ap to the current year average rate, adjusted from an annualized rate to nine month activity.

(2) Represents the difference between the average rates of the two periods appli the prior year average balance, adjusted from an annualized rate to nine mon activity.

(3) Loans held for sale are included.

     Other Income

     Overall, other income increased 24.4%, or $391,000, for the first nine months of 1996 versus the same period in 1995. This is primarily attributable to an increase of $294,000 in gains on sales of loans. Other fees and charges increased 49.0% for the nine months ended September 30, 1996 over September 30, 1995 also primarily due to an increase in mortgage servicing fees related to the increase in mortgage loan demand. Service charges increased $154,000 or 28.7% for the nine months ended September 30, 1996 over September 30, 1995. The addition of Val Cor accounted for approximately $114,000 of the increase in service charges.

     Other Expenses


     Other expenses, excluding the SAIF special assessment, increased $1.008 million or 12.6% from the nine months ended September 30, 1995 to the similar period in 1996 and $749,000 or 27.3% for the three months ended September 30, 1996 over the same period in 1995, excluding the SAIF special assessment. The addition of Val Cor accounted for the majority of the increase in other expenses, totaling $807,000 since the acquisition date. Other expenses include items such as occupancy, data processing, insurance, and legal fees. Salaries and benefits increased $591,000 or 14.8% in the first nine months of 1996 versus the same period in 1995. Staff increased from 161 to 223 employees from September 30, 1995 to September 30, 1996, primarily due to the acquisition of Val Cor. At September 30, 1996, Pitkin had 64 employees, Centennial had 113 employees and Valley had 46 employees.

     Provision for Income Taxes

     The effective tax rate for the nine months ended September 30, 1996 is 37.9% compared to 35.8% for the nine months ended September 30, 1995. These rates are less than the statutory tax rate of 39.5%, primarily due to earnings on investments which are tax-exempt for state purposes. The increase in the tax rate in 1996 over 1995 is due to the repeal of the 8% bad debt deduction allowed to thrift institutions.

     Allowance for Loan Loss

     The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. In determining whether an additional amount should be added to the reserve in excess of the amount of loan losses, management takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the reserve for losses, a continuing review of problem loans and overall portfolio quality, regular examinations of the loan portfolio conducted by the Company's staff and by State and Federal supervisory authorities and economic conditions. During the period from September 30, 1995 to September 30, 1996, loans increased 25.0%, or $66.4 million. The increase is attributable to continued strong loan demand and approximately $41 million to the acquisition of Val Cor. The loan loss reserve increased 46.3% or $1.015 million from $2.191 million at September 30, 1995 to $3.206 million at September 30, 1996, primarily attributable to the acquisition of Val Cor. Management of the Company established this level of reserve after extensive analysis and continuing reviews.

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

     For impaired loans based on SFAS No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company had no loans considered impaired at September 30, 1996.

     The following table presents an analysis of the Loan Loss Reserve and Nonperforming Assets.

                          LOAN LOSS RESERVE ANALYSIS
                                  (unaudited)
                                (in thousands)

                                                           September 30,
                                                           1996      1995

Balance, Beginning of Period                               $2,197   $2,178
Provision Charged to Operations                               112       27
Loans Charged Off                                             (43)     (17)
Recoveries of Loans Previously Charged Off                     35        3
Other-Val Cor Balance at Acquisition Date                     905        -
                                                           -------  -------
Balance, End of Period                                     $3,206   $2,191
                                                           =======  =======
Ending Loan Portfolio (1)                                 $337,281 $265,898
                                                           =======  =======
Allowance For Loan Losses as a Percentage
 of Ending Loan Portfolio                                    0.95%   0.82%
                                                           ======= =======
                             NONPERFORMING ASSETS
                                  (unaudited)
                                (in thousands)

                                                           September 30,
                                                           1996    1995

Non-accrual Loans                                          $346     $10
Loans 90 days Past Due and Still Accruing Interest        2,023     337
                                                         ------   -----
Total Nonperforming Loans and Assets                     $2,369    $347
                                                         ======   =====
Nonperforming Loans to Total Ending Loans                  0.70%   0.13%
                                                         ======   =====
Nonperforming Assets to Total Ending Loans
 and Other Assets Acquired                                0.70%   0.13%
                                                         ======   =====
(1)  Includes Loans Held for Sale

     Real Estate Owned

     There was no other real estate owned at September 30, 1996.

     Other Banks Owned

     The Company had no other banks owned at September 30, 1996.

     At September 30, 1996, Pitkin owned 70.8% of the total capital stock of Thatcher Financial Group, Inc. ("TFG"). Pitkin acquired the stock at sale of the collateral on a loan made by Pitkin. TFG's primary asset was 100% of the common stock of Thatcher Bank, F.S.B. Pitkin also had a loan collateralized by the stock of Thatcher Bank and an art collection. During 1993, Pitkin sold the stock of Thatcher Bank and the art collection. Proceeds from the sales were used to satisfy outstanding loan principal, interest and expenses related to the loans made by Pitkin. Directors of TFG, who are parties related to Pitkin, are in the process of determining outstanding liabilities, including possible federal and state income taxes payable. The determination of some of these liabilities is dependent upon the final outcome of pending litigation. After determination and payment of outstanding liabilities of TFG, TFG directors plan to distribute the remaining funds, if any, to the shareholders of TFG. There is no determination as to when this can be accomplished. Pitkin has not recorded any receivable with respect to its ownership of TFG stock. At September 30, 1996, TFG had assets, primarily cash and investments, of approximately $1 million (unaudited).

                                       PART II

     OTHER INFORMATION

     Item 1. Legal Proceedings

          See discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by this reference.

          In May, 1996, management of Centennial determined that it had no further liability regarding clean-up costs on a property that was obtained through foreclosure. Management had previously accrued approximately $112,000 in other liabilities for costs to protect Centennial's interest. The accrual was reversed.

     Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits


              Exhibit
              Number                  Description of Exhibit

               3.1     Articles of Incorporation of Aspen Bancshares, Inc. (1)
               3.2     Bylaws of Aspen Bancshares, Inc. (1)
              10.1     Pitkin County Bank and Trust Co. Building Lease (1)
              10.2     Form of Loan Participation Agreement (1)
              10.3     Incentive Stock Option Plan (1)
              10.4     Non-qualified Stock Option Plan (2)
              10.5 Third Amended Acquisition Agreement and Plan of Merger between Aspen Bancshares, Inc. and Val Cor
                       Bancorporation, Inc. dated January 12, 1996 (3)
              10.6     Loan Agreement between Aspen Bancshares, Inc. and  The
                       Laredo National Bank dated June 18, 1996 (4)
              11.0     Statement Regarding Computation of Per Share Earnings:
                       Weighted Average Shares Outstanding:

                                (in thousands)
                                 (unaudited)
                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
     Common Stock                          3,718      2,971   3,229       2,971
     Incentive Stock Options                  84         63      79          56
     Warrants                                  -         49       -          42
     Nonqualified Stock Options               39         30      33          19
                                           ------     ------  ------      ------
     Primary Shares Outstanding            3,841      3,113   3,341       3,088
     Convertible Preferred and Warrants        -        642     489         642
                                           ------     ------  ------      ------
     Fully Diluted Shares Outstanding      3,841      3,755   3,830       3,730
                                           ======     ======  ======      ======
                                             Net Income           Net Income

     Net Income                             $616     $1,220  $3,190      $3,453
     Less: Preferred Dividends Paid            -        108     108         328
                                           ------     ------  ------      ------
     Net Income Available to Common
     Stock                                  $616     $1,112  $3,082      $3,125
                                           ======     ======  ======      ======

              27.0   Financial Data Schedule

     (1)   Incorporated by reference from the Company's Form S-1 Registration
                Statement, File No. 33-37098
     (2)  Incorporated by reference from the Company's Form S-8 Registration
                Statement, File No. 33-93908
     (3)  Incorporated by  reference from the Company's Form S-3 Registration
                Statements, File No. 33-97700
     (4)  Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996, File No. 0-19376

          b.  Reports on Form 8-K
              None.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ASPEN BANCSHARES, INC.

              Date:            By:/s/Charles B. Israel

                               Charles B. Israel, President and CEO

              Date:            By:/s/Amy G. Beidleman

                               Amy G. Beidleman, Vice President, CFO and
                                  Secretary