Form 10-K
period 1996-12-31
ASPEN BANCSHARES INC
filed 1997-03-27
CIK 868453

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                      FORM 10-K
                                    ANNUAL REPORT

        [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

             For the fiscal year ended December 31, 1996

        [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

             For the transition period from _____ to _____.

        Commission file no.  0-19376


                              ASPEN BANCSHARES, INC.
        COLORADO                                               84-1068527
        --------                                               ----------
        534 East Hyman Avenue, Aspen, Colorado                      81611
        --------------------------------------                      -----

        Registrant's telephone number: (970) 925-6700
                                       --------------

        Securities registered pursuant to Section 12(b) of the Act:
             None.

        Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, $.01 par value.

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO___

        Indicate by check mark if disclosure  of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1997 was approximately  $46,500,604.

        The number of shares of Registrant's Common Stock outstanding as of March 12, 1997 was 3,720,780 shares.

                            Documents Incorporated by Reference

        1.Aspen Bancshares,  Inc. Form 8-K  filed March 7,  1997: Management's
          Discussion and Analysis of Financial Condition and Results of Operations, Guide 3 Information (Statistical Disclosure by Bank Holding Companies), and Audited Consolidated Financial Statements as of December 31, 1996 are incorporated by reference into Parts I and IV of the Form 10-K.

                         FORM 10-K CROSS REFERENCE INDEX PAGE
                                        Part I
        Item 1.   Business...................................................3
        Item 2.   Properties.................................................8
        Item 3.   Legal Proceedings..........................................9
        Item 4.   Submission of Matters to a Vote of Security Holders........9

                                       Part II
        Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................9
        Item 6.   Selected Financial Data....................................9
        Item 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................10
        Item 8.   Financial Statements and Supplementary Data...............10
        Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................10

                                       Part III
        Item 10.  Directors and Executive Officers of the Registrant........10
        Item 11.  Executive Compensation....................................11
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management................................................16
        Item 13.  Certain Relationships and Related Transactions............18

                                       Part IV
        Item 14.  Exhibits, Financial Statement Schedules,  and Reports on
                  Form 8-K..................................................19

                                ASPEN BANCSHARES, INC.
                                      FORM 10-K
                         FOR THE YEAR ENDED DECEMBER 31, 1996
                                        PART I


        ITEM 1.        BUSINESS

        The Company

             Aspen Bancshares, Inc., (the Company) is a bank holding company whose principal assets are the common stock of Pitkin County Bank and Trust Co. (Pitkin), a commercial bank organized in 1979, the common stock of Centennial Savings Bank, F.S.B. (Centennial), a thrift originally created in 1905 and acquired by the Company in October, 1993, and the common stock of Val Cor Bancorporation, Inc., (Val Cor) a bank holding company formed in December, 1982, which the Company acquired in June, 1996. Val Cor owns 99.1% of the common stock of Valley National Bank of Cortez, Colorado (Valley), a national banking association organized in 1979. At December 31, 1996, the Company had total assets of $450.6 million, total deposits of $398.9 million and total shareholders' equity of $31.1 million. This represents significant growth over the year ended December 31, 1990, when the Company's total assets were $80.8 million, total deposits were $72.9 million, and total shareholders' equity was $6.6 million. This growth has resulted from growth in western Colorado, and greatly through the acquisition of Centennial, which more than doubled the Company's size, and the acquisition of Val Cor. The Company was incorporated under Colorado law on July 24, 1987 and became a registered bank holding company through the ownership of Pitkin on June 30, 1988. The Company's principal office is located at 534 East Hyman Avenue, Post Office Box 3677, Aspen, Colorado 81612, and its phone number is (970) 925-6700. The Company's subsidiaries are described below.

             Pitkin, with its main branch in Pitkin County, Colorado, offers traditional banking services designed to serve the permanent community in its primary service area. A bank's primary service area is the geographic location from where it expects to originate a large majority of its deposits. Pitkin's primary service area is Aspen, Snowmass and surrounding communities. Pitkin also has a full-service branch located in El Jebel, Colorado, in Eagle County and a branch in Telluride, Colorado in San Miguel County. Pitkin offers special services intended to meet the needs of large deposit customers who are not year-round residents. To attract these large depositors, Pitkin established a concierge service (Club 534) for customers maintaining a $50,000 minimum deposit balance. Club 534 provides highly personalized services such as making restaurant and hotel reservations, recommending catering services, hosting varied seasonal parties, and arranging house cleaning and home maintenance.

             Pitkin was chartered as a Colorado state bank in 1979. Its primary office is at 534 E. Hyman Ave., Aspen, Colorado., 81611. The phone number at that office is (970) 925-6700. During the past five years, the total assets of Pitkin have grown from approximately $100.1 million at December 31, 1991 to $163.3 million at December 31, 1996. At December 31, 1996, Pitkin had total deposits of $152.0 million and shareholders' equity of $10.8 million.

             On October  6, 1993,  the  Company acquired  all  of Centennial's
        outstanding  common  stock.    As  a  result  of  its  acquisition  of
        Centennial, the Company became a savings and loan holding company pursuant to the Home Owners' Loan Act of 1933, as amended, as well as
        remaining a  bank  holding company    by reason  of  its  ownership of
        Pitkin. Centennial is the largest thrift institution and the second largest financial institution headquartered in Western Colorado. Centennial's primary market area is defined as the Counties of La Plata, Montezuma, Archuleta, Montrose and Mesa, Colorado and San Juan County, New Mexico. Centennial was originally chartered by the State of Colorado in 1905 under the name ``Durango Savings and Building Association''. In February, 1984 Centennial converted from a Colorado chartered savings and loan association to a federally chartered savings and loan association, and on June 11, 1984, Centennial
        converted to  a  capital  stock savings  bank.    Centennial's primary
        business is the solicitation of savings accounts from its depositors and the general public and the promotion of home ownership through the
        granting  of  mortgage  loans  primarily   to  finance  the  purchase,
        construction or improvement of residential  real estate located within
        the State of  Colorado and  San Juan County,  New Mexico.   Centennial
        also invests in  federal government  and agency obligations  and other
        investment securities.   At  December 31,  1996, Centennial  had total
        assets of $206.1 million, total deposits of $178.6 million, and shareholders' equity of $14.0 million.

             Centennial's main office is located at 1101 East Second Avenue, Durango, Colorado. The phone number at that office is (970) 247-4183. Centennial also conducts its business through its six branch offices located in Cortez, Pagosa Springs, Dolores, Montrose, and Grand Junction, Colorado and Farmington, New Mexico.

             On June 18, 1996, the Company acquired Val Cor. The total purchase price was approximately $10.3 million including acquisition expenses. Pursuant to the Third Amended Acquisition Agreement and Plan of Merger dated January 12, 1996, Val Cor's stockholders received from the Company $32.653 in cash for each share of Val Cor common stock owned by them. The Company funded the acquisition through a combination of bank debt of $6.5 million and cash on hand.

             As a result of the acquisition, Val Cor's assets and liabilities were adjusted on June 18, 1996, to reflect their fair values in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method. This resulted in a net increase in stockholders' equity as of June 18, 1996 of approximately $4.2 million. The results of Val Cor have only been included in the financial statements since the acquisition date.

             At December 31, 1996, Val Cor had total assets of $80.2 million, total deposits of $68.8 million, and shareholders' equity of $11.2 million. Valley's and Val Cor's main office is located at 350 West Montezuma Avenue, Cortez, Colorado. The phone number at that office is (970) 565-4411. Valley also conducts business through branch locations in Cortez and Dolores, Colorado. Valley offers traditional banking services to customers in its primary market area of Montezuma County, Colorado.

             On March 28, 1996 a Registration Statement on Form S-3 filed under the Securities Act of 1933 became effective with respect to Common Stock being issued upon conversion of the Company's Cumulative Convertible Preferred Stock (the Preferred Stock) and pursuant to warrants originally issued to the underwriters of the Company's public offering in July, 1991. All shares of the Preferred Stock were converted to Common Stock on April 15, 1996 at the rate of 2.6125 shares of Common Stock for each one share of Preferred Stock, resulting in the issuance of 642,674 additional shares of Common Stock. Pursuant to the warrants, 93,750 shares of Common Stock were issued on June 28, 1996. The following table presents pro forma earnings per share of Common Stock at December 31, 1996, assuming conversion of the Preferred Stock as of January 1, 1996.

                Net Income                             $4,086,000
                Net Income per Share                   $     1.10
                Average Number of Shares Outstanding    3,718,000

        Services

             The Company offers a full range of financial services to commercial and individual customers, including a wide variety of commercial loans, revolving credit facilities, construction lending, mortgage loans, Small Business Administration loans, checking accounts, various savings programs, certificates of deposit, debit, credit and ATM cards, safe deposit and night depository facilities, walk-in and drive-up teller facilities, electronic banking and banking by telephone.

        Contingencies

             At December 31, 1996, Pitkin owned 70.2% of the total capital stock of Thatcher Financial Group, Inc. (TFG). Pitkin acquired the stock at sale of the collateral on a loan made by Pitkin. TFG's primary asset was 100% of the common stock of Thatcher Bank, F.S.B. (Thatcher Bank). Pitkin also had a loan collateralized by the stock of Thatcher Bank and an art collection. During 1993, Pitkin sold the stock of Thatcher Bank and part of the art collection. Proceeds from the sales were used to satisfy outstanding loan principal, interest and expenses related to the loans made by Pitkin. Directors of TFG, certain of whom are parties related to Pitkin, are in the process of determining outstanding liabilities, including possible federal and state income taxes payable. After determination and payment of outstanding liabilities of TFG, TFG directors plan to distribute the remaining funds, if any, to the shareholders of TFG. There is no determination as to when this can be accomplished. Pitkin has not recorded any asset with respect to its ownership of TFG stock. At December 31, 1996, TFG has assets, primarily cash and investments, of approximately $1,000,000 (unaudited).

             On November 19, 1996,  the Company signed an  Agreement of Merger and an Agreement and Plan of Reorganization, as amended on March 11, 1997,(collectively,the Agreement)with Zions Bancorporation (Zions). The Agreement provides for the merger of the Company into Zions, whereby Zions will be the surviving corporation. Upon consummation of the Agreement, each outstanding share of the Company's common stock will be converted into a right to receive a certain number of shares, determined by formula, of Zions' common stock. The purchase price is $73,000,000 plus certain accretions and less certain fees payable. The Agreement is subject to certain contingencies, including shareholder approval. All regulatory approvals have been obtained.

             The Company granted an option to Zions to purchase up to 19.9% of the Company's common stock as an inducement of Zions to enter into the Agreement. Under this option, Zions has the right to purchase up to 739,825 shares of the Company's Common Stock for $18.875 per share. Zions may exercise the option only upon the occurrence of a triggering event which has been defined to include actions by the Company's board of directors that authorize or support the execution of a merger agreement or offer with another party or recommend the Company's shareholders not approve the Agreement, a willful material breach by the Company, or certain actions by a third party relative to their acquisition of the Company.

             On September 17, 1996, Centennial voluntarily entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS). The Supervisory Agreement requires Centennial to take actions to achieve compliance with applicable consumer and public interest related laws and regulations and related safe and sound business practices, review its records to determine if disclosures of finance charges and/or annual percentage rates to its customers were accurate, establish and maintain accurate and complete records demonstrating its regulatory compliance with the various consumer laws and regulations and implement a compliance program relative to consumer and public interest related laws and requirements. Management and the board of directors of Centennial have established policies and procedures to comply with all aspects of the Supervisory Agreement.

        Capitalization

             The following table sets forth the capitalization of the Company as of December 31, 1996 and 1995.

                                                               December
                                                            1996     1995
                                                           ------   ------
                                                            (in thousands)
        Shareholders' Equity
        Preferred Stock, 7%, $0.01 par value, cumulative
         convertible, 5,000,000 shares authorized;
         246,000 (1995) shares issued and outstanding $ - $6,150 Common Stock, $0.01 par value, 5,000,000 shares authorized; 3,717,714 (1996) and 2,979,728
         (1995) shares issued and outstanding                   37        30
        Additional paid in capital                          11,632     4,879
        Retained earnings                                   20,260    16,994
        Net unrealized depreciation on
         available for sale securities                       (828)     (755)
                                                           -------   -------
           Total Shareholders' Equity                      $31,101   $27,298
                                                           =======   =======

        Lending Activities

             See discussion on pages 12-17 in the Company's Form 8-K filed March 7, 1997, which is incorporated herein by this reference.

        Investments

             See discussion on pages 11 and 12 in the Company's Form 8-K filed March 7, 1997, which is incorporated herein by this reference.

        Sources of Funds

             See discussion on pages 17, 18, 32 and 33 in the Company's Form 8-K filed March 7, 1997, which is incorporated herein by this reference.

        Primary Service Area and Competition

             The primary service area in which the Company operates is the Western Slope region of Colorado. The Company faces strong competition from other types of financial institutions such as credit unions, mortgage lenders, consumer financing companies, money market mutual funds, brokerage companies, and insurance companies. By virtue of their larger capital bases or affiliation with larger multi-bank holding companies, some of the institutions with which the Company competes have substantially greater lending limits than the Company and perform other functions for their customers which the Company can offer only through correspondent banks. Interstate banking is permitted in Colorado on a national basis. State-wide branch banking has recently been passed into law in Colorado. As a result of interstate banking and branch banking, the Company may experience greater competition in its primary service area.

             The primary service area in which Pitkin operates is Aspen/Snowmass and surrounding communities. Tourism is the largest single industry in the area and the largest source of revenue is from sales tax collections. Total taxable retail sales for 1996 showed a 6.5% gain over 1995 in Aspen. Snowmass sales totals were up 6.1% over 1995. Aspen is a resort community located near the Colorado ski resorts of Aspen Mountain, Buttermilk, Snowmass, and Aspen Highlands. The Aspen Skiing Company manages and operates all four of the ski areas in the Aspen/Snowmass area consisting of a total of 4,225 skiable acres. Skier days over the last five years have ranged from a low of 1,302,433 during the 1994-1995 ski season to a high of 1,527,117 during the 1992-1993 ski season. Skier days totaled 1,342,109 during the 1995-1996 ski season. In addition to winter activity, the community experiences a summer tourism business centered around outdoor recreation, shopping, dining and special events, the largest of which is the Aspen Music Festival, and also includes the International Design Conference, Aspen Food and Wine Classic, Dance Aspen, and conferences at the Aspen Institute. Ticket sales for the Aspen Music Festival increased 17.7% from $1,409,573 in 1995 to $1, 658,976 in 1996.

             The City of Aspen has a current year-round population of approximately 5,400, but during the peak winter season local population can reach approximately 30,000. Snowmass is the community adjacent to Aspen and the two towns are often referred to in unison as Aspen/Snowmass. Labor statistics for Pitkin County reflect the cyclical nature of the economy over the course of a year, with unemployment rates ranging from a high of 10.7% in May, 1994 to a low of 1.8% in January, 1994. The average unemployment rate for Pitkin County during 1995 was 4.8%.

             Aspen and Snowmass share an airport serviced by three airlines. Daily flights arrive year round connecting through Denver International Airport from most major cities and also arriving direct from Los Angeles and Dallas.

             Both Centennial's main office located in Durango, La Plata County, and Valley's main office located in Cortez, Montezuma County, Colorado, are areas which also depend upon tourism. Summer tourism is centered around Mesa Verde National Park located 40 miles west of Durango, and the Durango-Silverton Narrow Gauge Railroad, which carries more than 200,000 passengers each year between Durango and Silverton, Colorado. Winter tourism centers around the Purgatory-Durango Ski Area which hosted approximately 383,000 skiers in the 1994-1995 ski season and approximately 307,000 skiers in the 1995-1996 ski season. Durango is also home to Fort Lewis College, a four-year liberal arts college attended by approximately 4,100 students. Retail sales in Cortez increased 5.3% from 1995 to 1996. The population in Cortez is approximately 7,300.

             The retail and service industries employ the largest percentage of employees in La Plata County. La Plata County's largest employer is Mercy Medical Center, a 105-bed hospital with more than 700 full-time and part-time employees. The unemployment rate in La Plata County averages 4.7%. Retail sales in La Plata County increased 53.3% from $282.5 million in 1990 to $433.2 million in 1994, reflecting strong local economic growth. La Plata County is serviced by three airlines during the year with a fourth airline servicing the area on a seasonal basis.

             Grand Junction, another market served by Centennial is a growing community that has seen an increase in population due to relocation of people from the West Coast. In Grand Junction, retail sales increased from $563.8 million in 1994 to $621.1 million in 1995, and the number of building permits increased from 2,588 in 1994 to 2,724 in 1995. The unemployment rate in 1995 was 4.91%.

             Centennial's branch offices are located in Montezuma, Montrose, Archuleta and Mesa Counties, Colorado and San Juan County, New Mexico. Centennial actively competes for savings with other thrift institutions, commercial banks, credit unions, money market mutual funds, brokerage companies, and insurance companies located in its primary market area.

             Legislative and regulatory measures have significantly expanded the range of services which savings associations can offer the public and have removed all interest rate controls and other regulation of savings deposits. These changes, and an increasingly sophisticated savings public, have dramatically increased competition among savings associations and other types of investment vehicles for savings dollars have increased competition with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. FIRREA has increased the competition between commercial banks and savings associations by allowing banks to acquire healthy savings associations, imposing similar capital requirements on bank and savings associations, and placing certain investment and other regulatory restrictions on savings associations which are similar to those imposed on banks. Thus, Centennial, like other savings associations, will face increased competition in the future in the attraction of deposits and lending services.

        Regulation

             See discussion on pages 8 and 9 in the Company's Form 8-K filed March 7, 1997, which is incorporated herein by this reference.

        Employees

             As of December 31, 1996, the Company employed 208 full-time employees, including 58 officers. The Company provides a variety of benefits and believes employee relations are good. No employees are covered by a collective bargaining agreement.

        ITEM 2.   PROPERTIES

             Information about the Company's premises and equipment in Notes 5, 8 and 10 to the Company's 1996 Audited Financial Statements on pages 32, and 34-36 of the Company's Form 8-K filed March 7, 1997 is incorporated herein by reference. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

                       Location                         Description

                                                  Corporate Headquarters
                534 East Hyman Avenue        Pitkin County Bank and Trust Co.
                Aspen, Colorado 81611                  Headquarters

               127 West Colorado Avenue                   Branch
              Telluride, Colorado 81435      Pitkin County Bank and Trust Co.

                   19218 Highway 82                       Branch
              Orchard Plaza, Suite #108      Pitkin County Bank and Trust Co.
               El Jebel, Colorado 81628

               1101 East Second Avenue        Centennial Savings Bank, F.S.B.
               Durango, Colorado 81301                 Headquarters

                 343 East Main Street                     Branch
                Cortez, Colorado 81321        Centennial Savings Bank, F.S.B.

               8th and Railroad Avenue                    Branch
               Dolores, Colorado 81323        Centennial Savings Bank, F.S.B.

                2000 East 20th Street                     Branch
             Farmington, New Mexico 87401     Centennial Savings Bank, F.S.B.

                   499 28 1/4 Road                        Branch
            Grand Junction, Colorado 81502    Centennial Savings Bank, F.S.B.

                 1200 South Townsend                      Branch
               Montrose, Colorado 81401       Centennial Savings Bank, F.S.B.

                     643 San Juan                         Branch
            Pagosa Springs, Colorado 81147    Centennial Savings Bank, F.S.B.

                                               Val Cor Bancorporation, Inc.
              350 West Montezuma Avenue            Valley National Bank
               Cortez, Colorado  81321                 Headquarters

                 500 Railroad Avenue                      Branch
               Dolores, Colorado  81323            Valley National Bank

                 508 East Main Street                     Branch
               Cortez, Colorado  81323             Valley National Bank

        The Company owns 60% of the Corporate Headquarters building and leases the remaining 40%. Pitkin's Midvalley branch in El Jebel and Telluride branches are leased. Centennial owns all of its facilities except the Pagosa Springs branch which is leased. Valley leases its space in a Cortez supermarket. Lease terms are summarized in the following table.


                                                                    Monthly
           Location                  Term        Expiration Date     Rent
         ---------------       --------------  ------------------- --------
    Corporate Headquarters        30 Years      September 30, 2013   $3,366
    Telluride Branch      1 Year/Annual Renewal    May 31, 1996      $1,705
    El Jebel Branch       1 Year/Annual Renewal   June 14, 1996      $2,521
    Pagosa Springs Branch        30 Years         June 30, 2012      $1,400
    Cortez-City Market Branch     5 Years        February 28, 2001   $2,000


        ITEM 3.   LEGAL PROCEEDINGS

             There are various lawsuits pending against the Company incidental to the ordinary course of business. Although final results cannot be predicted with certainty, the Company's management, after review with legal counsel handling the matters, believes that none of the lawsuits will have a material adverse effect on the Company.


        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                      PART II

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Common Stock has been listed on the National Association of Securities Dealer Automated Quotation System (NASDAQ ) under the symbol ASBK since July 2, 1991, when the Company went public. There were 238 holders of record of the Common Stock on March 12, 1997. The following lists the high and low sales prices of the Common Stock and other information for the periods indicated.

                                         Total     Total
         Quarter Ended   High     Low    Trades    Volume
        --------------  -----   ------  ------   ----------
        March 1993      $ 8.96  $  6.08     155     152,485
        June 1993         8.96     6.72      45      27,936
        September 1993   10.56     7.84     121     117,193
        December 1993    12.64    10.24      58      40,981
        March 1994       12.80    10.08     238     175,722
        June 1994        14.08     9.28     493     314,143
        September 1994   12.32     9.60     178     165,213
        December 1994    11.60     8.60     149     149,431
        March 1995       11.80     8.80      65      95,725
        June 1995        13.40    11.20      68      32,418
        September 1995   14.40    12.70      45      18,645
        December 1995    14.88    11.50      40      38,923
        March 1996       17.25    15.75      31      19,405
        June 1996        16.50    15.00      45      27,105
        September 1996   19.75    17.50     211     245,745
        December 1996  $ 19.50  $ 18.50     118     174,986

             Since January, 1992 the Company has been paying a $.05 per share dividend every quarter. The Company declared five-for-four common stock splits effected as dividends on October 3, 1994 and on October 10, 1995. The quarterly cash dividend remained at $.05 per share, which effectively increased the dividend by 25% for each of those years. Continued payments of dividends will be at the discretion of the Board of Directors of the Company and will depend upon the operating results and financial condition of the Company and its subsidiaries, their capital requirements, general business conditions and other factors. In addition, the ability of the Company to pay dividends will be largely dependent upon the Company's receipt of dividends from its subsidiaries, the payment and amount of which are subject to federal and state law and the rules, regulations and supervisory powers of bank regulatory authorities.

        ITEM 6.        SELECTED FINANCIAL DATA

             The information contained on page 19 in the section captioned Return on Equity and Assets, which contains selected financial data, in the Company's Form 8-K filed March 7, 1997, is incorporated herein by reference.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             See discussion on pages 3-10 in the Company's Form 8-K filed March 7, 1997, which is incorporated herein by reference.

        Accounting Policies

             Information about the Company's Accounting Policies is set forth on page 27 at Note 1 to the Consolidated Financial Statements of the Company in the Company's Form 8-K filed March 7, 1997, and is incorporated herein by reference.

        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The information required by Item 8 is set forth at pages 22 through 40 of the Company's Form 8-K filed March 7, 1997, and incorporated herein by reference.

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                   PART III


        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The directors and executive officers of the Company are as follows:

                                                                     Director
                                      Age                               of
                                     (as of       Positions with      Company
                     Name           December         Company           Since
                                   31, 1996)
             -------------------   ---------  ---------------------   -------
             Morton A. Heller          76     Chairman of the Board    1989
                                              President and CEO and
             Charles B. Israel         64     Director                 1987
             J. Thomas Clark, Jr.      47     Director                 1987
             Carol Ann Kopf            56     Director                 1987
             Robert R. Oden, M.D.      74     Director                 1987
             Christopher L. Tolk       44     Director                 1996
             Thomas W. Griffiths       51     Vice President            N/A
             Amy G. Beidleman          39     Vice President, CFO       N/A
                                              and Secretary

             The directors  hold  office  until  the  next annual  meeting  of
        shareholders,  or  until   their  successors  are   duly  elected  and
        qualified.   The  officers  hold  office  until their  successors  are
        appointed by the Board of Directors. There are no arrangements or understandings between any of the above-listed directors or officers or any other persons, pursuant to which any of the above directors have been selected as directors, or officers have been selected as officers.

             The business experience of each of the nominees for director and executive officers during the past five years has been as follows:

             Morton A. Heller has been the Chairman of the Board of the Company and of Pitkin since October 1989, a director of Pitkin since 1981, an executive officer of Pitkin since 1988, and a director of Centennial since 1993. Prior thereto, since 1985, he was Chairman of the Advisory Board of Pitkin.

             Charles B. Israel has been with Pitkin since 1982, first as President until 1985, then from 1985 to 1989 as Chairman of the Board, and, since 1989 to the present, as President. He was Chairman of the Board of the Company from 1987 to 1989 and became President in 1989. Mr. Israel became Chairman of Centennial in 1993.

             J. Thomas Clark has been a director of Pitkin since 1981 and director of the Company since 1987. Mr. Clark has owned and operated a supermarket business in Aspen since 1984 under the name Clark's Market.

             Carol Ann  Kopf has  been a  director  of Pitkin  since  1980 and
        director of the Company since 1987.   She is a  real estate broker and
        has been President of Carol Ann Jacobson Realty in Aspen since 1972.

             Robert R. Oden, M.D., has been a director of Pitkin since its organization in 1979 and director of the Company since 1987. Dr. Oden has been an orthopedic surgeon practicing in Aspen since 1957.

             Christopher L. Tolk, has been a director of Pitkin since 1994. Mr. Tolk has been Managing Partner of Reese Henry & Co., Inc., a Certified Public Accounting firm in Aspen, since 1980.

             Thomas W. Griffiths has been Executive Vice President of Pitkin since 1985 and director of Pitkin since 1994. He was Secretary of the Company from 1987 until April 1992. He has been Vice President of the Company since April 1992.

             Amy G. Beidleman started with Pitkin as the Assistant Comptroller in 1984. She became an officer of Pitkin in 1985 and Acting Cashier in 1986. Mrs. Beidleman has been Vice President, Cashier, and Secretary of Pitkin since 1989 and became Pitkin's Chief Financial Officer in January 1994. She became Vice President of the Company in September 1990 and has been Chief Financial Officer and Secretary of the Company since April 1992.


        Filing of SEC Reports

             Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than 10% of the stock of the Company to file initial reports of ownership and reports of changes in ownership. Such persons are also required by SEC regulations to furnish the Company with copies of these reports. Based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 1996 its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements with the exception of Morton A. Heller, who filed one report of change late.

        ITEM 11.  EXECUTIVE COMPENSATION

             The following Summary Compensation Table sets forth all compensation received for services rendered in all capacities to the Company and its subsidiary banks (the Banks) in the last three fiscal years by Charles B. Israel, Thomas W. Griffiths and Amy G. Beidleman.


                                                        Long Term Compensation
                     Annual Compensation              Awards             Payouts
                                                               Securities
                                            Other     Res-     Under-
  Name and                            Annual  tricted    lying     LTIP  All Other
  Principal                           Compen-   Stock    Options    Pay-   Compen-
  Position   Year   Salary    Bonus   sation   Awards    /SARs     outs    satiion
 ----------  ----  --------   ------- ------   ------   -------    ----  ---------
  Charles B.  1996  $166,879  $39,477    --       --    10,000            $39,368 (1)
   Israel,    1995  $164,755  $30,000    --       --    31,250(3)    --   $39,933 (1)
   President  1994  $162,706    --       --       --    15,000(4)    --   $42,544 (1)
   & CEO

  Thomas W.   1996  $92,700   $24,327    --       --     --          --       (2)
   Griffiths  1995  $90,500   $17,000    --       --    782 (5)      --       (2)
   Vice       1994  $90,470   $ 5,523    --       --    625 (5)      --       (2)
   President

  Amy G.
   Beidleman, 1996  $82,400   $24,327    --       --     --          --       (2)
   Vice Pres- 1995  $80,500   $17,000    --       --    625 (5)      --       (2)
   ident,CFO  1994  $61,620   $24,373    --       --    500 (5)      --       (2)
      Secretary

        (1)Split dollar insurance premiums of $33,121 (1996), $35,245 (1995) and $37,294 (1994), were paid by Pitkin on behalf of Mr. Israel which Mr. Israel will receive in certain circumstances when he would cease working for Pitkin. Pitkin contributed $6,247 (1996), $4,688 (1995) and $5,250 (1994) to Mr. Israel's 401(k) plan.

        (2)Perquisites, such as contributions to Pitkin's 401(k) plan, did not exceed the lessor of $50,000 or 10% of the total of the salary and bonus reported for these Executive Officers.

        (3)Options for 21,250 shares granted as a result of the five-for-four stock split in October, 1995 and options for 10,000 shares granted on January 3, 1995.

        (4)As a result of the five-for-four stock split in October, 1994.

        (5)As a result of the five-for-four stock splits in October, 1995 and 1994.

             401(k) PLAN. The Company sponsors and pays the administrative costs of a 401(k) savings plan for the Banks' employees. All monies withheld from employees are paid to a trustee who invests for the benefit of members of the 401(k) plan. The Banks match each employee's contribution up to a maximum of 3% of the employee's salary.

             The Company has no retirement or pension plans.

             KEY MAN  LIFE INSURANCE.   The  Company has  purchased a  key man
        insurance policy on the life of Mr. Israel in the amount of $3 million with the Company as beneficiary.

             STOCK OPTION PLANS. On September 20, 1990, the Board of Directors of the Company adopted the 1990 Incentive Stock Option Plan of Aspen Bancshares, Inc. (the ISOP). Pursuant to the ISOP, 156,250 shares of Common Stock are reserved for issuance to eligible employees of the Company or any subsidiary upon the exercise of options granted under the ISOP. These options are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986. The ISOP is administered by the Compensation Committee of the Board of Directors which designates the optionees, exercise prices, exercise periods and dates of grants. Directors who are not also employees of the Company are ineligible for stock options under the ISOP.

             Options granted are exercisable at a price no less than 100% of the fair market value of the Common Stock on the date of grant, provided, however, that in the case of an option granted to any person then owning more than 10% of the voting power of all classes of the Company's capital stock, the exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Further, the aggregate fair market value of the Common Stock, determined at the time an option for the Common Stock is granted for underlying options that are exercisable for the first time in any calendar year by any person may not exceed $100,000. All options issued pursuant to the ISOP expire no later than ten years after the date of grant, except that (1) options granted to a person then owning more than 10% of the voting power of all classes of the Company's capital stock will expire no later than five years from the date of grant and (2) options granted in 1997 expire six years after the date of grant. The ISOP will terminate no later than September 20, 2000. As of March 12, 1997, options for all 156,250 shares of Common Stock had been granted under the ISOP. All options which have not been exercised are currently exercisable.

             The following table sets forth certain information concerning individual grants of options made in 1996 to each of the named executive officers under the ISOP. The table also sets forth the potential realizable value for the stock options based on future appreciation assumptions. There can be no assurance that the values shown in this table will be achieved. There were no grants of stock appreciation rights (SARs) to the named executives in 1996.

                                           Option Grants in 1996
                                                                                 Potential Realizable
                                     % of Total                                  Assumed Annual Rates
                         Number of    Options                                       of Stock price
                        Securities   Granted to   Exercise            Expir-        Appreciation
                        Underlying    Employees   or Base    Current  ation        for Option Term
           Name           Granted     in 1996     Price(2)   Value(3)  Date   0%($)   5%($)    10%($)
    -----------------  -----------  ----------    ---------  -------- ------  -----  --------  -------
    Charles B. Israel        10,000     91%       $ 13.375    $19.00 1/2003 $56,250  $175,950 $358,350
    Thomas W. Griffiths           -     0%        $      -    $    -        $     -  $      - $      -
    Amy G. Beidleman              -     0%        $      -    $    -        $     -  $      - $      -
    All Other Employees       1,000     9%        $ 13.375    $19.00 1/2003 $ 5,625  $ 17,595 $ 35,835


         (1)Assuming a ten-year option term, annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). Actual gains on exercise, if any, are dependent on the future performance of Company stock. The values shown are based on the indicated assumed annual rates or appreciation compounded annually. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of the Company stock and overall market conditions.

         (2)Reflects the exercise price.

         (3)Represents the market value based upon the closing price per share of the Company's stock as quoted on NASDAQ on December 31, 1996.

                       The following table sets forth certain information with
            respect to the exercise of options to purchase Common Stock in 1996 and the unexercised options held at December 31, 1996, and the value thereof, by the named executive officers:

                          Aggregated Option Exercises in 1996
                           and 1996 Year End Option Values

                                                                Value of
                                                  Number of    Unexercised
                             Number of           Unexercised  In-the-Money
                              Shares               Options       Options
               Name         Acquired on  Value    /SARs at          at
                             Exercise   Realized 12-31-96(1)    12-31-96(2)

        Charles B. Israel        -        $ -         46,875     $665,625
                                 -        $ -         15,625     $211,875
                                 -        $ -         15,625     $196,875
                                 -        $ -         15,625     $171,875
                                 -        $ -         12,500     $120,000
                                 -        $ -         10,000     $ 56,250
        Thomas W. Griffiths      -        $ -              -     $      -
        Amy G. Beidleman         -        $ -          1,563     $ 22,195
                                 -        $ -          1,563     $ 19,694

        (1)    All of these options are currently exercisable.

        (2) Represents the market value based upon the closing price per share of the Company's stock as quoted by NASDAQ on December 31, 1996 ($19.00 per share), less the option exercise price.

        Director Compensation

             Directors of the Company who are not salaried officers or employees receive a fee of $600 per meeting attended.

             On September 15, 1993, shareholders approved a Non-Qualified Stock Option Plan (the NSOP). Under the NSOP, 156,250 shares of Common Stock are reserved for issuance to directors of the Company and the Banks, except Mr. Israel and Mr. Heller, upon the exercise of options. Pursuant to the NSOP, in September 1993 directors of the Company were granted options for 1,000 shares for each year they had served on the Board of Directors of the Company or the Banks. In addition, on January 1 of each year, all directors of the Company receive options for an additional 1,000 shares for the previous year of service. No director can exercise any options granted under the NSOP unless and until such director has served as a director of the Company or the Banks for five full years. Under the NSOP, options for additional shares may also be granted to persons other than directors from time to time, at the discretion of the Company's Board of Directors.

             The exercise price for all options granted under the NSOP cannot be less than the fair market value of the Common Stock on the date the option is granted. Options expire 10 years after the date of grant, with the exception of options granted in 1997, which expire six years after the date of grant. Options granted under the NSOP cannot be assigned but may be exercised prior to their expiration even if the optionee is no longer a director of the Company or Pitkin. The NSOP terminates on the tenth anniversary of its approval by shareholders, or September 15, 2003. As of March 12, 1997, options for 115,863 shares of Common Stock had been granted under the NSOP.

        Board Committees and Meetings

             There were 12 meetings of the Board of Directors of the Company in 1996. All directors of the Company are also directors of Pitkin. All directors attended 75% or more of the Company's Board of Directors meetings and meetings of Board committees on which they served, with the exception of Mr. Clark who attended 8 Board of Directors meetings.

             The Company's Board of Directors has no nominating committee. Nominees for the Board of Directors are determined by the entire Board. The members of the Audit Committee, which met twice in 1996, are J. Thomas Clark, Jr. and Christopher L. Tolk. The Audit Committee reviews the scope and results of the audit by the independent auditors, makes recommendations to the Board as to the selection of independent auditors and has approval authority with respect to services provided by the independent auditors and fees therefore. In addition, it reviews systems of internal control and accounting policies. The members of the Compensation Committee, which met six times in 1996, are J. Thomas Clark, Jr. and Carol Ann Kopf. Its principal function is to review and make recommendations to the Board of Directors regarding all executive compensation and benefit programs available to officers and employees of the Company, including the adoption, amendment or termination of any such program. The Compensation Committee also administers the Company's stock option plans and determines the directors and executive officers to whom options will be granted, the number of shares for which options are granted, the exercise price and other matters. (See Stock Option Plans.)

        Compensation Committee Interlocks and Insider Participation

             The members of the Company's Compensation Committee, J. Thomas Clark, Jr. and Carol Ann Kopf, have no interlocking relationships as defined by SEC rules and regulations.

        Report by the Compensation Committee on Executive Compensation

             RESPONSIBILITIES AND OBJECTIVES. The Company's Compensation Committee, consisting of J. Thomas Clark, Jr. and Carol Ann Kopf, (i) establishes the specific compensation levels for executive officers, including the CEO, (ii) conducts periodic reviews of executive compensation and (iii) takes certain actions regarding the compensation of senior executives of the Company and the Banks, including the CEO. The Compensation Committee(the Committee) determines salary levels and types and amounts of cash bonuses to be distributed to senior executives and other officers, if and as appropriate. The Committee also grants stock options to executive officers under the ISOP.

             This report is submitted by members of the Committee summarizing their involvement in the compensation decisions and policies adopted by the Company for executive officers generally and for the Chief Executive Officer, Charles B. Israel, specifically.

             GENERAL POLICY. The Company's executive compensation practices are designed to reward and provide an incentive for executives based on the achievements of corporate and individual goals. Compensation levels for executives are established after considering various quantitative measures including, but not limited to, financial performance, peer group comparisons and labor market conditions. Qualitative factors such as commitment, leadership, teamwork and community involvement are also considered. To make compensation decisions, the Committee elicits the recommendations and advice of the CEO and other executive officers regarding appropriate or desired levels of compensation for them. The Committee has complete access to all necessary Company personnel records, financial reports and other data, and may seek the advice of experts and analysts.

             The Company's compensation structure is designed to attract and retain executives of the highest caliber and to motivate these executives to achieve the Company goals identified by the Board and management. Executive compensation is also intended to create incentives that will encourage these individuals to maintain their focus on long-term shareholder interests.

             COMPENSATION COMPONENTS.   In evaluating  executive compensation,
        the Committee focuses upon three basic components: salary, annual bonus and long-term incentive compensation.

             Salary levels for senior executives and other officers are reviewed by the Committee on an annual basis and reflect an individual's responsibilities and experience. Currently, the Company does not have any long-term employment agreements with executive officers.

             The annual bonus and long-term incentive compensation components have historically been provided to executives based upon Company performance and the executive's leadership skills, as appropriate. The Committee primarily reviews corporate measures such as Company revenue and growth in determining whether bonuses and long-term incentive compensation should be awarded. The Committee also reviews an executive's role in the Company attaining these measures.

             The Committee believes that a portion of the total compensation of senior executives should consist of long-term incentive awards such as stock options. Company executives have received stock options pursuant to the ISOP, which offers them the possibility of future gains dependent upon their continued employment by the Company and the long-term price appreciation of the Common Stock. (See Executive Compensation - STOCK OPTION PLANS. )

             REVIEW OF EXECUTIVE COMPENSATION. In making its recommendations and determinations for 1996 regarding executive compensation, the Committee was influenced by numerous positive considerations. The Committee's decisions were principally influenced by the role of senior executives in maintaining the Company's profitability and financial strength, as shown by the following measures:

        1.Net income increased by  3.4%  from 1995 to 1996 before Centennial's
          SAIF assessment and income tax adjustment.
        2.Book value increased to $8.36 per share at 12/31/96 from $7.00 per share at 12/31/95.

             These measurements reflected improvements that either met or exceeded previously established goals. The Committee believes that these accomplishments directly reflect management's efforts and, as a result, the Company is favorably positioned to attain future successful performance. Also, the Committee believes that management has not lost sight of its goal to serve the Western Slope communities in which it is located, while focusing on improving shareholder value.

             In light of the positive results in 1996, the Committee determined that moderate increases in executive compensation were justifiable, both to reward management for accomplishments to date and to encourage future performance. Accordingly, the Committee approved increases in compensation which it believes reflected appropriate rewards for the performance in 1996.

             COMPENSATION OF CHIEF EXECUTIVE OFFICER. In assessing appropriate types and amounts of compensation for the Chief Executive Officer, the Committee evaluates both corporate and individual performance. Corporate factors included in the evaluation are return on shareholders' equity, return on assets, levels and changes in non-performing assets, the market price of the Common Stock and the
        Company's performance compared to peer institutions. Individual factors include initiation and implementation of successful business strategies, maintenance of an effective management team and various personal qualities, including leadership, commitment and professional and community standing.

             After reviewing the 1996 corporate results, as discussed in the preceding section on executive compensation, as well as individual contributions, the Committee concluded that CEO, Charles B. Israel, performed with skill and diligence during 1996. The year was marked by solid financial performance, and Mr. Israel deserves a large measure of the credit for this accomplishment. He assumed personal responsibility for operating strategies which were adopted and successfully pursued, including solid financial growth, continued strong earnings, and the liaison between the operational divisions of the Company and its shareholders.

             For these reasons, the Committee granted Mr. Israel options for 5,109 shares of stock under the ISOP in January, 1997 for his performance in 1996.

             CONCLUSION. The Committee believes that the compensation amounts and awards recently established for the Company's senior executives reflect appropriate levels, given the Company's performance in 1996 and individual performance of management. The Committee will continue to emphasize long-term performance objectives as the Company's success continues.

             SUBMITTED BY THE PERSONNEL AND COMPENSATION COMMITTEE: J. Thomas Clark, Jr. (Chairman) and Carol Ann Kopf.

        Company Performance

             The following line graph presents the cumulative total monthly shareholder return for the Common Stock from December 31, 1991, compared with the Standard & Poor's 500 Stock Index and the Standard & Poor's Major Regional Banks Index. Figures indicate that $100 was invested on December 31, 1991, and that all dividends were reinvested.

                        Comparison of Cumulative Total Return
          Aspen Bancshares, Inc., S&P 500 Stock Index and S&P Major Regional
                                     Banks Index

                                   (Graph Omitted)

                          12/31/91  12/31/92 12/31/93 12/31/94 12/31/95 12/31/96
                         --------- -------- --------  -------- -------- --------
Aspen Bancshares, Inc.      $100     $152     $262      $210      $331    $479
S&P 500 Stock Index         $100     $108     $118      $120      $165    $203
S&P Major Regional Banks    $100     $127     $135      $128      $201    $275


        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

             As of March 12, 1997, there were 3,720,780 shares of Common Stock outstanding, par value $0.01, held of record by 238 shareholders.

        The Company had no shares of preferred stock outstanding as of March 12, 1997.

             The following table sets forth information with respect to the beneficial ownership of stock of the Company, including options for Common Stock as of March 12, 1997, by (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Stock, (ii) each current director of the Company, and (iii) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than 5% of Common Stock has sole voting and investment power with respect to all shares of Common Stock owned by them.

                                                          Total
                                              Common      Number     Percent
                               Common          Stock    of Shares   of Total
                               Shares         Under-      Bene-      Shares
                              Outstand-        lying     ficially   Outstand-
          Name and Address       ing        Options(8)    Owned      ing (9)
        --------------------  ---------     ----------  ----------  ----------
        Clark, J. Thomas         54,687          23,563     78,250      1.99%
        300 North Mill Street
        Aspen, CO 81611

        Heller, Morton A.       332,219  (1)     23,563    355,782      9.03%
        534 East Hyman Avenue
        Aspen, CO 81611

        Israel, Charles B.      149,748  (2)    121,359    271,107      6.88%
        534 East Hyman Avenue
        Aspen, CO 81611

        Kopf, Carol Ann          14,750  (3)     25,124     39,874      1.01%
        606 East Hyman Avenue
        Aspen, CO 81611

        Oden, Robert R., M.D.    38,374  (4)     18,688     57,062      1.45%
        100 East Main Street
        Aspen, CO 81611

        Tolk, Christopher        23,061  (5)      3,563     26,624      0.68%
        400 East Main Street
        Aspen, CO 81611

        Barry, B. John          545,031           2,013    547,044     13.89%
        P.O. Box 1950
        Aspen, CO 81612

        McDade, James           251,499  (6)      2,588    254,087      6.45%
        6515 N. Ventana Canyon Drive
        Tuscon, AZ 85715

        Cede & Co.            1,526,419  (7)          -  1,526,419     38.41%
        Box 20
        Bowling Green Station
        New York, NY 10004

        Executive Officers      618,347 (1-5)   218,986    837,333     21.26%
        and Directors
        as a Group (8 people)


        (1)Includes 8,506 shares of Common Stock owned by Mr. Heller's' wife, 87,205 shares owned by City Capital Corp. of which Mr. Heller is a 47% owner, and 31,350 shares owned by HEM Properties in which Mr. Heller is a partner.

        (2)Includes 21,718 shares of Common Stock owned by Mr. Israel's children.

        (3)Includes 14,750 shares of Common Stock held by Ms. Kopf for the benefit of her children.

        (4)Includes 21,968 shares of Common Stock held by Oden & Co. in which Dr. Oden has a 100% ownership interest and 26,406 shares of Common Stock owned by Oden Enterprises in which Dr. Oden's wife has a 100% ownership interest.

        (5)Includes 312 shares owned by Mr. Tolk's daughter.

        (6)Includes 164,062 shares of Common Stock owned by Mr. McDade's wife.

        (7)Includes stock held for the benefit of certain executive officers and directors of the Company.

        (8)Exercisable within 60 days of March 12, 1997.

        (9)Assumes the exercise of all stock options held by the named persons which are exercisable within 60 days of March 12, 1997.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Transactions with Management and Others

             The Banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and shareholders of the Company and the Banks, and associates of the foregoing, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. Loans to directors, officers and shareholders of the Company and the Banks, and associates of the foregoing, have not involved more than the normal risk of collectability or presented other unfavorable features. All existing loans to officers, directors, and principal shareholders and associates of the foregoing have been, and all future loans to such persons will be, approved by a majority of the disinterested independent directors of the Banks in conjunction with applicable regulatory guidelines.

             Pitkin owns an undivided 60% interest in its building and premises. Pitkin leases the other 40% interest in this facility from a partnership pursuant to a lease agreement entered into on October 1, 1983, which expires on September 30, 2013. During the year ended December 31, 1988, Pitkin purchased a 30% interest in the land and the building from this partnership for $430,000 as specified in the lease agreement. Also in 1988, Pitkin notified the partnership of its intent to purchase the entire building and thus locked in the $1,001,000 price for the remaining 70%. In 1989, Pitkin purchased an additional 10% interest in the building and premises for $143,000 and in 1992 Pitkin purchased an additional 20% interest for $286,000. Under the terms of the lease agreement, Pitkin has the option to purchase and, alternatively, the partnership has the option to require Pitkin to purchase, all or less than all of the remaining 40% interest in the facility at any time prior to expiration of the lease at a price of $572,000 for the entire remaining 40% interest or a pro rata amount for a lesser interest. On April 1, 1997, Pitkin will purchase the remaining 40% interest. 35% of the partnership is owned by minority shareholders in the Company owning approximately 5% of its Common Stock. Morton A. Heller, Chairman of the Boards of the Company and Pitkin, is a trustee of a trust for the benefit of his wife's son, Samuel W. Hiatt, which owns a 12.5% interest in the partnership. The remaining 52.5% of the partnership is owned by non-affiliates of the Company. The lease terms and purchase price of the building and premises were negotiated between Pitkin management and a representative of the partnership who is an affiliate of Pitkin. Management of the Company believes the terms of the lease and the purchase price of the building and premises are on terms at least as favorable to Pitkin as would have been available if no affiliates had been part owners of the facility.

             From time to time, certain officers, directors, shareholders, other individuals, affiliated entities of the foregoing and commercial banks participate in loans made by Pitkin. Participations occur when the amount of a proposed loan exceeds Pitkin's then applicable lending limits or funding capacity, or when an individual requests the opportunity to participate in a loan. The participants, in some cases, pay a service fee to Pitkin. Participants may share pro rata in principal payments or participate on a first-out basis. Generally, first-out participants may receive all principal payments made by the borrower until the participant is repaid in full. In those cases, Pitkin is not repaid until the participants have received all amounts due them except in the event of a default in which event Pitkin and participants share in any amounts collected on a pro rata basis.

             The following table lists the Company's directors, officers and shareholders known by the Company to own beneficially more than 5% of the Common Stock, and immediate family members of the foregoing, who have participated in loans made by Pitkin since January 1, 1987. Participations made to these persons were made on terms no less favorable to Pitkin than participations made to persons not affiliated with the Company. As of December 31, 1996, only Morton A. Heller had participations outstanding as presented in the following table.

                                        Principal Amount  Principal Amount of
                                       of Participations     Participations
                                       Outstanding Since      Outstanding
                                        January 1, 1987    December 31, 1996

        Name and Relationship
        --------------------------    ------------------   ------------------

        Morton A. Heller (1)
        Chairman of the Board          $4,390,030               $56,895
        Charles B. Israel
        President, CEO and Director    $  809,860               $     -
        Robert R. Oden (2)
        Director                       $  347,500               $     -

        (1)  Including family members and affiliated entities.
        (2)  Through affiliated entities.

             Future transactions between the Company and the Banks and their officers, directors, principal shareholders or affiliates of each of them are expected to be on terms no less favorable to the Company or the Banks than those between the Company or the Banks and third parties and must be approved by a majority of the disinterested independent directors of the Company or the Banks.


                                       PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K


           A.   Financial Statements
                1.The  following  financial   statements  included   in  the
                  Company's Form 8-K filed March 7, 1997 are incorporated herein by reference to this Form 10-K:
                     (a)Consolidated Statements of Financial Condition (page
                        23 of Form 8-K)
                     (b)Consolidated Statements of Income (page 24 of Form 8-K)
                     (c)Consolidated Statements of Changes in Shareholders'
                        Equity (page 25 of Form 8-K)
                     (d)Notes to Consolidated Financial Statements (pages
                        27-41 of Form 8-K)
                2.Consolidated Financial Statement Schedules (none)
                3.Exhibits

             Exhibit
             Number              Description of Exhibit


               3.1      Articles of Incorporation of Aspen Bancshares, Inc. (1)
               3.2      Bylaws of Aspen Bancshares, Inc. (1)
              10.1      Pitkin County Bank and Trust Building Lease.  (1)
              10.2      Form of Loan Participation Agreement. (1)
              10.3      Incentive Stock Option Plan. (1)
              10.4      Non-qualified Stock Option Plan (2)
              10.5 Third Amended Acquisition Agreement and Plan of Merger between Aspen Bancshares, Inc. and Val Cor Bancorporation, Inc. dated January 12, 1996 (3)
              10.6 Agreement and Plan of Reorganization dated as of November 19, 1996 between Zions Bancorporation and Aspen Bancshares, Inc. (4)
              10.7 First Amendment to Agreement and Plan of Reorganization dated March 11, 1997 between Zions Bancorporation and Aspen Bancshares, Inc. (5)

              11.0      Statement Regarding Computation of Per Share Earnings:

                                             Weighted Average
                                                  Shares
                                              (in thousands)
                                                (unaudited)
                                            Twelve Months Ended
                                               December 31,
                                            1996   1995    1994
                                           -----   -----  -----
        Common Stock                        3,486   2,971  2,966
        Incentive Stock Options                81      61     50
        Warrants                                -      44     39
        Nonqualified Stock Options             36      17      9
                                           ------  ------ ------
         Primary Shares Outstanding         3,603   3,093  3,064
        Convertible Preferred                 232     642    676
                                           ------  ------ ------
         Fully Diluted Shares Outstanding   3,835   3,735  3,740
                                           ======  ====== ======
                                                Net Income
                                                -----------
        Net Income                         $4,086  $4,683 $4,048
        Less: Preferred Dividends Paid        108     437    463
                                           ------  ------ ------
                                Net Income $3,978  $4,246 $3,585
                                           ======  ====== ======

           21.0      The Company has three subsidiaries:  Pitkin County Bank
                      and Trust Company, Centennial Savings Bank, F.S.B., and Val Cor Bancorporation, Inc.
           23.0      Consent of Dalby, Wendland & Co., P.C.
           27.0      Financial Data Schedule (6)

                (1)Incorporated by reference from the Company's Form S-1
                   Registration Statement, File No. 33-37098
                (2)Incorporated by reference from the Company's Form S-8
                   Registration Statement, Filed June 22, 1995
                (3)Incorporated by reference from the Company's Form S-3
                   Registration Statements, File No. 33-97700
                (4)Incorporated by reference from the Schedule 13D filed by
                   Zions Bancorporation on November 19, 1996
                (5)Incorporated by reference from Amendment No. 2 to the
                   Schedule 13D filed by Zions Bancorporation in  March, 1997
                (6)Incorporated by  reference  from the  Company's  Form 8-K filed March 7, 1997

                B.   Reports on Form 8-K

                A report on Form 8-K was filed November 19, 1996, regarding the merger between Zions and the Company.

                                        SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ASPEN BANCSHARES, INC.



                                 By   /s/Charles B. Israel
                                      --------------------
                                      Charles B. Israel
                                      President and Chief Executive Officer

                                      Date:



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                Title               Date

        /s/Morton A. Heller                            March 27, 1997
        Morton A. Heller        Chairman of the Board  --------------
                                and Director

        /s/Charles B. Israel                           March 27, 1997
        Charles B. Israel       President and CEO and  --------------
                                Director

        /s/J. Thomas Clark, Jr.                        March 27, 1997
        J. Thomas Clark, Jr.    Director               --------------


        /s/Carol Ann Kopf                              March 27, 1997
        Carol Ann Kopf          Director               --------------


        /s/Robert R. Oden, M.D.                        March 27, 1997
        Robert R. Oden, M.D.    Director               --------------


        /s/Amy G. Beidleman                            March 27, 1997
        Amy G. Beidleman        Vice President, CFO,   --------------
                                and Secretary
                                Chief Accounting
                                Officer