Form 10-Q
period 1997-03-31
ASPEN BANCSHARES INC
filed 1997-04-14
CIK 868453

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-Q


  (X)  QUARTERLY REPORT  PURSUANT  TO SECTION  13  OR 15(d)  OF  THE  SECURITIES
  EXCHANGE ACT   OF 1934
  For the quarterly period ended March 31, 1997

  (  ) TRANSITION REPORT  PURSUANT TO  SECTION 13  OR  15(d) OF  THE  SECURITIES
  EXCHANGE ACT   OF 1934

  For the transition period from                 to
  Commission File Number:  0-19376

                               Aspen Bancshares, Inc.
                           ---------------------------
              (Exact name of registrant as specified in its charter)

         Colorado                                              84-1068527
     ---------------                                         -------------
  (State or other jurisdiction                              (IRS Employer
  of incorporation or organization)                    Identification Number)

         534 East Hyman Avenue, P. O. Box 3677,  Aspen, Colorado   81612
     ---------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

                                  (970) 925-6700
                                 ----------------
               (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 10, 1997:
                                    3,720,780
                                    -----------

                              ASPEN BANCSHARES, INC.

                                      PART I
                                      ------
  FINANCIAL INFORMATION
  ---------------------

  Item 1.  Financial Statements
           --------------------

  The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, of a normal recurring nature necessary to a fair statement of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements included in Aspen Bancshares' Annual Report on Form 10-K for the year ended December 31, 1996 and Form 8-K dated March 7, 1997, which are incorporated herein by this reference.

                  ASPEN BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (in thousands)
                                          March 31,
                                        1997     1996   December 31, 1996
  ASSETS                                -----   -----    ---------------
  Cash and Due From Banks              $10,240   $9,088           $15,114
  Interest Bearing Deposits in Banks       667    1,177               400
  Securities:
   Available for Sale                   81,742   43,182            78,170
  Federal Funds Sold and Securities
   Purchased Under Resale Agreements    22,760   27,225            17,540
  Loans Held for Resale                    513    4,561               684
  Loans                                313,646  269,149           321,934
  Loan Loss Reserve                    (3,251)  (2,204)           (3,217)
                                       -------  -------          --------
  Loans, Net                           310,395  266,945           318,717
  Property, Equipment, and Leasehold
  Improvements                           9,330    7,678             9,477
  Accrued Interest Receivable            3,390    2,155             3,052
  Other Assets                           7,430    3,652             7,452
                                      -------- --------          --------
                        Total Assets  $446,467 $365,663          $450,606
                                      ======== ========          ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
   Demand Noninterest Bearing          $48,094  $33,601           $47,061
   Demand Interest Bearing             157,190  113,065           150,269
   Savings and Time Deposits Less
    Than $100,000                      141,518  111,966           141,141
   Time Deposits $100,000 and Over      54,484   54,991            60,403
                                       -------  -------           -------
                        Total Deposits 401,286  313,623           398,874
                                       -------  -------           -------
  Federal Funds Purchased                    -    2,270                 -
  Other Borrowings                       9,875   17,235            15,975
  Other Liabilities                      3,221    4,414             4,656
                                       -------  -------           -------
                     Total Liabilities 414,382  337,542           419,505
                                       -------  -------           -------
  Shareholders' Equity:
   Preferred Stock                           -    6,150                 -
   Common Stock                             38       30                37
   Additional Paid in Capital           11,656    4,883            11,632
   Retained Earnings                    21,464   18,008            20,260
   Net Unrealized Loss on Securities
   Available for Sale                  (1,073)    (950)             (828)
                                      -------- --------          --------
            Total Shareholders' Equity  32,085   28,121            31,101
                                      -------- --------          --------
  Total Liabilities and
    Shareholders' Equity              $446,467 $365,663          $450,606
                                      ======== ========          ========

                  ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands)
                                                      Three Months Ended
                                                          March 31,
                                                       1997      1996
                                                      ------    ------
  Interest Income:
      Loans Receivable                                 $7,500     $6,421
      Investment Securities                             1,245        579
      Deposits in Banks                                     9         14
      Federal Funds Sold                                  269        307
                                                       ------     ------
                                Total Interest Income   9,023      7,321
                                                       ------     ------
  Interest Expense:
      Deposits                                          3,907      3,135
      Other                                               251        247
                                                       ------     ------
                               Total Interest Expense   4,158      3,382
                                                       ------     ------
  Net Interest Income Before Provision for Loan Losses  4,865      3,939
  Provision for Loan Losses                                19          9
                                                       ------     ------
  Net Interest Income After Provision for Loan Losses   4,846      3,930
                                                       ------     ------
  Non-interest Income:
      Service Charges                                     289        188
      Other Fees and Charges                              308        217
      Gain on Sale of Investments                          47          5
      Gain on Sale of Loans                                93        315
                                                       ------     ------
                                   Total Other Income     737        725
                                                       ------     ------
  Non-interest Expense:
      Salaries and Benefits                             1,754      1,326
      Occupancy                                           416        397
      Other Expense                                     1,287        953
      Loss on Sale of Investments                           -          -
      Loss on Sale of Loans                                 -          4
                                                       ------     ------
                                  Total Other Expense   3,457      2,680
                                                       ------     ------
                               Income from Operations   2,126      1,975
                                                       ------     ------
      Provision for Income Tax                            739        705
                                                       ------     ------
                                           Net Income  $1,387     $1,270
                                                       ======     ======
                 Net Income Available to Common Stock  $1,387     $1,162
                                                       ======     ======
      Net Income per Share                              $0.36      $0.37
      Net Income per Share-Fully Diluted                $0.36      $0.34
      Book Value per Share                              $8.49      $7.11
      Average Number of Shares Outstanding-Primary 3,862 3,134 Average Number of Shares Outstanding-Fully
       Diluted                                          3,862      3,780


                              ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                               EQUITY
                                            (unaudited)
                              (in thousands, except number of shares)

                                                          Net Unreal-
                                                         ized Loss on
                                     Additional           Securities
                        Common Stock   Paid-In  Retained   Available
                        Shares  Amount Capital  Earnings   for Sale    Total
                      --------- ------ ------   -------- ------------ -------
  Balance at December
  31, 1996            3,717,714    $37 $11,632    $20,260      ($828) $31,101
  Net Income                  -      -       -      1,387           -   1,387
  Dividends                   -      -       -      (183)           -    (183)
  Exercise of Options     3,066      1      24          -           -      25
  Net Gain (Loss)             -      -       -          -       (245)    (245)
                      ---------   ---- -------   --------    --------  -------
  Balance at March
  31, 1997            3,720,780    $38 $11,656    $21,464    ($1,073)  $32,085
                      =========   ==== =======   ========    ========  =======

                          ASPEN BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                      (in thousands)
                                                       Three Months
                                                       Ended March 31,
                                                         1997     1996
                                                       -------  -------
  Operating Activities:
   Net Income                                            $1,387   $1,270
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
      Provision for Loan Losses                              19        9
      Depreciation and Amortization                         190      193
      Net Gain on Sale of Investments and Loans             (84)    (320)
      Sales of Loans Originated for Resale                3,326    9,753
      Loans Originated for Resale                        (3,119)  (4,449)
      (Increase) Decrease in Other Assets                   127     (847)
      (Increase) Decrease in Interest Receivable           (338)     (10)
      Increase (Decrease) in Other Liabilities           (3,347)  (2,476)
      Increase (Decrease) in Accrued Income Taxes         1,329      677
      Increase (Decrease) in Interest Payable               583      690
                                                        -------  -------
      Net Cash Provided (Used) by Operating Activities       73    4,490
                                                        -------  -------
  Investing Activities:
   Federal Funds Sold, Net (Increase) Decrease          (5,220)   (6,485)
   Net (Increase) Decrease in Interest
    Bearing Deposits in Other Banks                        (45)      (62)
   Proceeds From the Sales of
    Available for Sale Investments                          99       264
   Proceeds From Maturities of
    Available for Sale Investments                       5,664     6,151
   Purchases of Available for Sale
    Securities                                          (9,745)   (7,685)
   Increase in Net Unrealized Loss on Securities
    Available for Sale                                     457       271
   Purchases of Trading Securities                           -      (467)
   Proceeds From the Sale of Trading Securities              -       472
   Net Increase in Loans                                  8,304  (14,159)
   Increase in Other Real Estate Owned                     (105)       -
   Purchase of Property, Equipment,
    and Leasehold Improvements                             (140)    (110)
   Sale of Property, Equipment,
    and Leasehold Improvements                               97        -
                                                        -------  -------
        Net Cash Used by Investing Activities              (634) (21,810)
                                                        -------  -------
  Financing Activities:
   Net Changes in Deposit Accounts                        2,412   13,606
   Change in Net Unrealized Loss on
    Securities Available for Sale                          (245)    (195)
   Exercise of Common Stock Options                          25        4
   Dividends Paid                                          (183)    (256)
   Federal Funds Purchased                                    -    2,270
   Other Borrowed Funds                                  (6,100)     950
                                                         -------  -------
      Net Cash Provided by Financing Activities          (4,091)  16,379
                                                         -------  -------
   Net Increase(Decrease)in Cash and Cash Equivalents    (4,652)    (941)
   Cash and Cash Equivalents-Beginning of Year           14,892   10,029
                                                        -------  -------
   Cash and Cash Equivalents-End of Year                $10,240   $9,088
   Cash Paid During the Year                            =======  =======
      Interest                                             $840   $2,692
      Income Taxes                                            -        -
                                                        -------  -------
                                                 Total     $840   $2,692
                                                        =======  =======

  Item 2. Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

  The Company is a bank holding company whose principal assets are the common stock of Pitkin County Bank and Trust Company (Pitkin), a commercial bank organized in 1979, the common stock of Centennial Savings Bank, F.S.B. (Centennial), a thrift originally created in 1905 which has its headquarters in Durango, Colorado, and the common stock of Val Cor Bancorporation, Inc. (Val Cor), a bank holding company formed in December, 1982, which the Company acquired in June, 1996. Val Cor owns 99.1% of the common stock of Valley National Bank of Cortez, Colorado (Valley), a national banking association organized in 1979.

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

  Pitkin County Bank is headquartered in Aspen, Colorado, with a branch office in Telluride, Colorado and a full service branch in El Jebel, Colorado.

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

  On September 17, 1996, Centennial voluntarily entered into a Supervisory Agreement with the Office of Thrift Supervision (OTS), which is defined as a "written agreement" within the meaning of Section 8 of the Federal Deposit Insurance Act, 12 U.S.C., Section 1818. In addition, the Community Reinvestment Act evaluation of Centennial rated it Substantial Noncompliance. The Supervisory Agreement requires Centennial to take actions to achieve compliance with applicable consumer and public-interest related laws and regulations and safe and sound business practices related thereto, to review its records to determine if disclosures of finance charges and/or annual percentage rates to its customers were accurate, to establish and maintain accurate and complete records demonstrating its regulatory compliance with the various consumer laws and regulations and to implement a compliance program relative to consumer and public-interest related laws and regulations, which, among other things, provides for written policies and procedures, increased staff training, independent compliance testing and other actions necessary to enhance Centennial's compliance with consumer and public-interest related laws and regulations.

  On November 19, 1996, the Company signed an Agreement of Merger and an Agreement and Plan of Reorganization, as amended on March 11, 1997, (collectively, the Agreement) with Zions Bancorporation(Zions). The Agreement provides for the merger of the Company into Zions, whereby Zions will be the surviving corporation. Upon consummation of the Agreement, each outstanding share of the Company's common stock will be converted into a right to receive a certain number of shares, determined by formula, of Zions' common stock. The purchase price is $73,000,000 plus certain accretions and less certain fees payable. The Agreement is subject to certain contingencies, including shareholder approval. The shareholders will vote upon the Agreement on Mary 16, 1997. All regulatory approvals have been obtained.

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

  On April 7, 1997, Centennial's Board of Directors agreed to voluntarily enter into a Supervisory Agreement with the OTS. The Supervisory Agreement requires Centennial to take all necessary and appropriate actions to achieve compliance with various banking laws, regulations and safe and sound business practices, and submit to the OTS a management plan relative to the executive management of Centennial. The Supervisory Agreement further requires that Centennial take certain corrective actions relative to transactions with affiliates, make certain amendments to its bylaws, correct its December 31, 1996 Thrift Financial Report and correct internal control weaknesses. This action will not result in an increase in Centennial's deposit insurance premiums. Management and the Board of Directors of Centennial are taking the necessary and appropriate actions and corrective measures to comply with the Supervisory Agreement.
                                        7

  The following table provides a summary of the major elements of income and expense for the first quarter of 1997 compared with the first quarter of 1996 (unaudited, in thousands, except per share data).

                                        Three Months            Percentage
                                            Ended                 Change
                                          March 31,              Increase
                                        1997     1996   Change  (Decrease)
                                       ------   ------  ------  ----------
  Interest Income                       $9,023   $7,321  $1,702      23.2%
  Interest Expense                       4,158    3,382     776      22.9%
                                        ------   ------  ------     ------
  Net Interest Income                    4,865    3,939     926      23.5%
  Provision for Loan Losses                 19        9      10     111.1%
                                        ------   ------  ------     ------
  Net Interest Income after
    Provision for Loan Losses            4,846    3,930     916      23.3%
                                        ------   ------  ------     ------
  Non-interest Income                      737      725      12       1.7%
  Non-interest Expense                   3,457    2,680     777      29.0%
                                        ------   ------  ------     ------
  Income from Operations                 2,126    1,975     151       7.6%
  Provision for Income Tax                 739      705      34       4.8%
                                        ------   ------  ------     ------
  Net Income                            $1,387   $1,270    $117       9.2%
                                        ======   ======  ======     ======
  Net Income Available to Common Stock  $1,387   $1,162    ($83)     19.4%
                                        ======   ======  ======     ======
  Earnings per Common Share              $0.36    $0.37  ($0.01)    (2.7%)
  Earnings per Share-Fully Diluted       $0.36    $0.34  $ 0.02      5.9%
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

  For the three months ended March 31, 1997, net interest income rose by $926,000 or 23.5% over 1996. The increase was accounted for by a 25.1% rise in average earning assets for the first three months of 1997 over 1996. For the quarter ended March 31, 1997, average loans increased 18.2% or $49.0 million. Average investment securities increased 95.0% or $39.5 million for the quarter ended March 31, 1997 as excess funds were invested to obtain a higher yield over the Federal Funds rate. The increase in average earning assets is primarily attributable to the acquisition of Val Cor.

  For the three months ended March 31, 1997, the net interest margin decreased 3 basis points, from 4.69% as of March 31, 1996 to 4.63% as of March 31, 1997. Average interest bearing deposits increased $77.2 million or 28.1%, primarily due to the acquisition of Val Cor. The net interest spread, which is the difference between the rate earned on earning assets less the rate paid on interest-bearing liabilities, decreased from 4.07% for the three months ended March 31, 1996 to 4.04% for the three months ended March 31, 1997.

  The table on page 9 presents average balances, interest income and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31,1997 and 1996.

                                             Three Months Ended
                                 March 31, 1997             March 31, 1996
                            Average  Income/  Yield/  Average  Income/   Yield/
                            Balance  Expense Rate(1)  Balance  Expense   Rate(1)
ASSETS                      -------- ------- -------  -------- -------- -------
Interest-Earning Assets:
 Interest-Bearing Deposits
   in Financial Institutions    $630     $8    5.08%   $1,141      $15     5.26%
 U.S. Treasury and Agency
   Securities                 41,939    670    6.39%   15,009      179     4.77%
 Tax Exempt Securities         5,227     52    3.98%    2,642       39     5.90%
 Other Securities             33,877    525    6.20%   23,905      360     6.02%
 Federal Funds Sold           21,058    268    5.09%   24,638      307     4.98%
 Loans (2)                   317,761  7,500    9.44%  268,785    6,421     9.56%
                            -------- ------          --------   ------
  Total Earning Assets      $420,492 $9,023    8.58% $336,120   $7,321     8.71%
                            -------- ------          --------   ------
Cash and Due from Banks       11,297                    9,616
Premises and Equipment         9,436                    7,723
Accrued Interest Receivable    3,127                    2,111
Allowance for Loan Losses     (3,235)                  (2,201)
Net Unrealized Gain (Loss)on
Securities Available for Sale (1,177)                  (1,023)
Other Assets                   7,291                    4,506
                            ---------                --------
    Total Assets            $447,231                 $356,852
                            =========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
 Demand Deposits            $154,178 $1,294    3.36% $112,628     $879     3.12%
 Savings Deposits             26,599    193    2.90%   18,681      138     2.95%
 Time Deposits Over $100,000  55,064    792    5.75%   51,472      756     5.88%
 Other Time Deposits         115,801  1,628    5.62%   91,627    1,363     5.95%
 Other Borrowings             14,467    251    6.94%   17,286      246     5.69%
                            -------- ------          --------   ------
Total Interest-Bearing
 Liabilities                $366,109 $4,158    4.54% $291,694   $3,382     4.64%
                            -------- ------          --------   ------
Noninterest-Bearing Deposits  46,079                   32,938
Other Liabilities              3,457                    4,074
Shareholders' Equity          31,586                   28,146
 Total Liabilities and      --------                 --------
   Shareholder's Equity     $447,231                 $356,852
                            ========                 ========
   Net Interest Income               $4,865                     $3,939
                                    =======                    =======
   Net Interest Spread                        4.04%                       4.07%
   Net Interest Margin                        4.63%                       4.69%
(1)Annualized
(2)Includes Loans Held for Sale

                    ASPEN BANCSHARES, INC. AND SUBSIDIARIES
    ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSE
                                  (unaudited)
                                (in thousands)
                                                 For the Three Months Ended
                                                     March 31, 1997 over
                                                       March 31, 1996
                                                                      Yield/
                                                 Volume(1)   Rate(2)  Total
                                                 ----------  -------  ------
  Increase (Decrease) in Interest Income:
  Interest-Bearing Deposits
     in Financial Institutions                          ($6)     ($1)   ($7)
  U.S. Treasury and
      Agency Securities                                  430       61    491
  Tax Exempt Securities                                   26     (13)     13
  Other Securities                                       155       10    165
  Federal Funds Sold                                    (46)        7   (39)
  Loans (3)                                            1,156     (77)  1,079
                                                      ------   ------ ------
                            Total Earning Assets      $1,714    ($12) $1,702
                                                      ======   ====== ======
  Increase (Decrease) in Interest Expense:
  Demand Deposits                                       $349      $66   $415
  Savings Deposits                                        57      (2)     55
  Time Deposits Over $100,000                             52     (16)     36
  Other Time Deposits                                    340     (75)    265
  Federal Funds Purchased and                              0        0
    Other Borrowed Money                                (49)       54      5
                                                      ------    ----- ------
              Total Interest-Bearing Liabilities        $749      $27   $776
                                                      ======    ===== ======
       Increase (Decrease)in Net Interest Income        $966    ($40)   $926
                                                      ======    ===== ======

  (1) Represents the difference between the average balances of the two periods applied to the current year average rate, adjusted from an annualized rate to three month activity.
  (2) Represents the difference between the average rates of the two periods applied to the prior year average balance, adjusted from an annualized rate to three month activity.
  (3) Loans held for sale are included.

  Non-interest Income
  -------------------

  Overall, non-interest income increased 1.7%, or $12,000, for the first three months of 1997 versus the same period in 1996. Gains on sales of loans decreased $222,000 or 70.5% in the first three months of 1997 compared to the first three months of 1996. Other fees and charges increased 41.9% or
  $91,000 for the three months ended March 31, 1997 over March 31, 1996. Service charges increased $101,000 or 53.7% for the three months ended March 31, 1997 over March 31, 1996. The increase in service charges and other fees and charges is primarily due to the acquisition of Val Cor.

  Non-interest expense
  --------------------

  Non-interest expenses increased $777,000 or 29.0% from the three months ended March 31, 1996 to the similar period in 1997. The addition of Val Cor accounted for $731,000 of this increase. Other expenses include items such as data processing, insurance, and legal fees. Salaries and benefits increased $428,000 or 32.3% in the first three months of 1997 versus the same period in 1996. Staff increased from 165 to 214 employees from March 31, 1996 to March 31, 1997, primarily due to the acquisition of Val Cor. At March 31, 1997, Pitkin had 60 employees, Centennial had 99 employees and Valley had 55 employees.

  Provision for Income Taxes
  --------------------------

  The effective tax rate for the three months ended March 31, 1997 is 34.8% compared to 35.7% for the three months ended March 31, 1996. These rates are less than the statutory tax rate of 39.5%, primarily due to earnings on investments which are tax-exempt for state purposes.

  Allowance for Loan Loss
  -----------------------

  The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. In determining whether an additional amount should be added to the reserve in excess of the amount of loan losses, management takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the reserve for losses, a continuing review of problem loans and overall portfolio quality, regular examinations of the loan portfolio conducted by the Company's staff and by State and Federal supervisory authorities and economic conditions. During the period from March 31, 1996 to March 31, 1997, loans increased 16.7%, or $45.0 million. The increase is attributable to continued strong loan demand and approximately $42 million to the acquisition of Val Cor. The loan loss reserve increased 47.5% or $1.047 million from $2.204 million at March 31, 1996 to $3.251 million at March 31, 1997, primarily attributable to the acquisition of Val Cor. Management of the Company established this level of reserve after extensive analysis and continuing reviews.

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

  For impaired loans based on SFAS No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company had no loans considered impaired at March 31, 1997.

  The following table presents an analysis of the Loan Loss Reserve and Nonperforming Assets.


                      LOAN LOSS RESERVE ANALYSIS
                             (unaudited)
                            (in thousands)
                                                      March 31,
                                                   1997      1996
                                                  ------    ------
  Balance, Beginning of Period                      $3,217    $2,178
  Provision Charged to Operations                       19        27
  Loans Charged Off                                    (23)      (17)
  Recoveries of Loans Previously Charged Off            38         3
                                                  --------  --------
                          Balance, End of Period    $3,251    $2,191
                                                  ========  ========
                       Ending Loan Portfolio (1)  $314,159  $265,898
                                                  ========  ========
       Allowance For Loan Losses as a Percentage
                        of Ending Loan Portfolio     1.03%     0.82%
                                                     =====     =====

                         NONPERFORMING ASSETS
                             (unaudited)
                            (in thousands)
                                                      March 31,
                                                   1997      1996
                                                  ------    ------
  Non-accrual Loans                                 $827       $10
  Loans 90 days Past Due and Still Accruing          911       337
  Interest
                                                 -------   -------
                     Total Nonperforming Loans    $1,738      $347
                                                 -------   -------
  Other Real Estate Owned                            105         0
                                                 -------   -------
          Total Nonperforming Loans and Assets    $1,843      $347
                                                 =======   =======
     Nonperforming Loans to Total Ending Loans     0.55%     0.13%
                                                 =======   =======
    Nonperforming Assets to Total Ending Loans
                     and Other Assets Acquired     0.59%     0.13%
                                                 =======   =======
  (1)  Includes Loans Held for Sale


  Real Estate Owned
  -----------------

  Other Real Estate Owned consists of a condominium in Purgatory, Colorado owned by Centennial.

  Other Banks Owned
  -----------------

  The Company had no other banks owned at March 31, 1997.

  At March 31, 1997, Pitkin owned 70.8% of the total capital stock of Thatcher Financial Group, Inc. ("TFG"). Pitkin acquired the stock at sale of the collateral on a loan made by Pitkin. TFG's primary asset was 100% of the common stock of Thatcher Bank, F.S.B. Pitkin also had a loan collateralized by the stock of Thatcher Bank and an art collection. During 1993, Pitkin sold the stock of Thatcher Bank and the art collection. Proceeds from the sales were used to satisfy outstanding loan principal, interest and expenses related to the loans made by Pitkin. Directors of TFG, who are parties related to Pitkin, are in the process of determining outstanding liabilities, including possible federal and state income taxes payable. The determination of some of these liabilities is dependent upon the final outcome of pending litigation. After determination and payment of outstanding liabilities of TFG, TFG directors plan to distribute the remaining funds, if any, to the shareholders
  of TFG.   There is  no determination as  to when  this can  be accomplished.
  Pitkin has not recorded any receivable with respect to its ownership of TFG stock. At March 31, 1997, TFG had assets, primarily cash and investments, of approximately $1 million (unaudited).

                                     PART II
                                     -------

  OTHER INFORMATION
  -----------------

  Item 1. Legal Proceedings
          -----------------

       See discussion on page 9, Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by this reference.

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------
       a. Exhibits

          Exhibit
          Number                   Description of Exhibit
         --------  --------------------------------------------------------
           3.1     Articles of Incorporation of Aspen Bancshares, Inc. (1)
           3.2     Bylaws of Aspen Bancshares, Inc. (1)
          10.1     Pitkin County Bank and Trust Co. Building Lease (1)
          10.2     Form of Loan Participation Agreement (1)
          10.3     Incentive Stock Option Plan (1)
          10.4     Non-qualified Stock Option Plan (2)
          10.5     Third Amended Acquisition Agreement and Plan of Merger
                     between Aspen Bancshares, Inc. and Val Cor
                     Bancorporation, Inc. dated January 12, 1996 (3)
          10.6     Loan Agreement between Aspen Bancshares, Inc. and The
                     Laredo National Bank dated June 18, 1996 (4)
          10.7     Agreement and Plan of Reorganization dated as of
                     November 19, 1996 between Zions Bancorporation and Aspen Bancshares, Inc. (5)
          10.8     First Amendment to Agreement and Plan of Reorganization
                     dated March 11, 1997 between Zions Bancorporation and Aspen Bancshares, Inc. (6)
          10.9     Supervisory Agreement between Centennial Savings Bank
                     and the Office of Thrift Supervision
          11.0     Statement Regarding Computation of Per Share Earnings:

                                                           Weighted Average
                                                                Shares
                                                             Outstanding:
                                                            (in thousands)
                                                              (unaudited)
                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                             1997     1996
                                                            ------   ------
         Common Stock                                          3,721   2,981
         Incentive Stock Options                                  93      75
         Warrants                                                  -      53
         Nonqualified Stock Options                               48      28
                                                              ------  ------
                      Primary Shares Outstanding               3,862   3,137
         Convertible Preferred and Warrants                        -     643
                                                              ------  ------
                      Fully Diluted Shares Outstanding         3,862   3,780
                                                              ======  ======
                                                                Net Income
                                                               ------------
         Net Income                                           $1,387  $1,270
         Less: Preferred Dividends Paid                            -     108
                                                              ------  ------
                      Net Income Available to Common Stock    $1,387  $1,162
                                                              ======  ======

           27.0   Financial Data Schedule

  (1) Incorporated by reference from the Company's Form S-1 Registration Statement, File No. 33-37098
  (2) Incorporated by reference from the Company's Form S-8 Registration Statement, File No. 33-93908
  (3) Incorporated by reference from the Company's Form S-3 Registration Statements, File No. 33-97700
  (4) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996, File No. 0-19376
  (5) Incorporated by reference from the Schedule 13D filed by Zions Bancorporation on November 19, 1996
  (6) Incorporated by reference from Amendment No. 2 to the Schedule 13D filed by Zions Bancorporation in March, 1997

       b.  Reports on Form 8-K

          A report on Form 8-K was filed March 7, 1997, containing the Company's audited financial statements for the year ended December 31, 1996.


                                    SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ASPEN BANCSHARES, INC.

  Date:April 14, 1997   By: /s/ Charles B. Israel
                            Charles B. Israel, President and CEO


  Date:April 14, 1997   By: /s/ Amy G. Beidleman
                            Amy G. Beidleman, Vice President, CFO and
                            Secretary

